Form 10QSB
period 2007-04-30
Kitcher Resources Inc.
filed 2007-06-13
CIK 1392875

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934


                       For the Period ended April 30, 2007

                        Commission File Number 333-141328


                             KITCHER RESOURCES, INC.
                 (Name of small business issuer in its charter)


        Nevada                        1000                      20-8107485
(State of incorporation)      (Primary SIC Number)      (IRS Employer ID Number)


                          Suite 138 - 1027 Davie Street
                              Vancouver, BC V6E 4L2
                               Phone(604)231-0074
                                Fax(309) 404-3652
          (Address and telephone number of principal executive offices)


                                  Karen Batcher
                             Batcher & Zarcone, LLP
                              4252 Bonita Road #151
                                Bonita, CA 91902
                              Phone (619) 475-7882
                               Fax (619) 789-6262
                 (Name, Address and phone of Agent for Service)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 20,000,000 shares of Common Stock outstanding as of April 30, 2007.

                             KITCHER RESOURCES INC.
                        (An Exploration Stage Enterprise)
                                  Balance Sheet

                                                               Unaudited as of       Audited as of
                                                               April 30, 2007       January 31, 2007
                                                               --------------       ----------------
                                   A S S E T S

CURRENT ASSETS
      Total Current Assets                                           8,633                20,000
                                                                  --------              --------

      Total  Assets                                               $  8,633              $ 20,000
                                                                  ========              ========

                             L I A B I L I T I E S

CURRENT LIABILITIES
    Accounts Payable and Accrued Liabilities                           840                 6,750
    Payable to Director                                                 --                 1,338
                                                                  --------              --------

      Total Current Liabilities                                   $    840              $  8,088
                                                                  --------              --------


                      S T O C K H O L D E R S ' E Q U I T Y

Common Stock
  75,000,000 authorized shares, par value $.001
  20,000,000 shares issued and outstanding                          20,000                20,000
Deficit accumulated during exploration stage                       (12,207)               (8,088)
                                                                  --------              --------

      Total Stockholders' Equity                                     7,793                11,912
                                                                  --------              --------

      Total Liabilities and Stockholders' Equity                  $  8,633              $ 20,000
                                                                  ========              ========


                See accompanying notes to financial statements.

                              KITCHER RESOURCES INC
                        (An Exploration Stage Enterprise)
                             Statement of Operations

                                                                             Period from
                                                                          December 26, 2006
                                                                         (Date of inception)
                                                  Three Months End            through
                                                    April 30, 2007         April 30, 2007
                                                    --------------         --------------
REVENUES:
  Revenues                                                     --                     --
                                                     ------------           ------------

      Total Revenues                                 $         --           $         --

EXPENSES:
  Operating Expenses
    Exploration Expenses                                       --                  5,000
    Impairment of Mineral Property                                                   748
    General and Adminstrative                                 119                    959
    Professional Fees                                        2600                  4,100
    Transer Agent/Regulatory/Filing                          1400                  1,400
    Total Expenses                                          4,119                 12,207
                                                     ------------           ------------

      Net loss from Operations                       $     (4,119)          $    (12,207)

PROVISION FOR INCOME TAXES:
  Income Tax Benefit                                           --                     --

      Net Income (Loss) for the period               $     (4,119)          $    (12,207)
                                                     ============           ============

Basic and Diluted Earnings Per Common Share                 (0.00)                 (0.00)
                                                     ------------           ------------
Weighted Average number of Common Shares
 used in per share calculations                        20,000,000             20,000,000
                                                     ============           ============


                See accompanying notes to financial statements.

                             KITCHER RESOURCES INC.
                        (An Exploration Stage Enterprise)
                        Statement of Stockholders' Equity
       For the period from December 26, 2006 (inception) to April 30, 2007

                                                                   $0.001       Paid-In      Accumulated       Stockholders'
                                                     Shares       Par Value      Capital       Deficit            Equity
                                                     ------       ---------      -------       -------            ------
Balance, December 26, 2006 (Date of Inception)             --     $      --    $      --     $        --       $        --

Stock Issued for cash at $0.001 per share
 on December 29, 2006                              20,000,000        20,000           --              --            20,000

 Net (Loss)                                                --            --           --          (8,088)           (8,088)
                                                  -----------     ---------    ---------     -----------       -----------

Balance, January 31, 2007                          20,000,000     $  20,000    $      --     $    (8,088)      $    11,912

 Net (Loss)                                                                                       (4,119)           (4,119)
                                                  -----------     ---------    ---------     -----------       -----------

Balance, April 30, 2007                            20,000,000     $  20,000    $      --     $   (12,207)      $     7,793
                                                  ===========     =========    =========     ===========       ===========


                See accompanying notes to financial statements.

                             KITCHER RESOURCES INC.
                        (An Exploration Stage Enterprise)
                             Statement of Cash Flows

                                                                                 Period from
                                                                              December 26, 2006
                                                     Three Months Ended     (Date of inception) to
                                                        April 30, 2007          April 30, 2007
                                                        --------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss)                                                (4,119)                 (12,207)
  Adjustments to reconcile net losss to net cash
   used in operating activities:
     Impairment of mineral property                                                     748
     Adjustment to Accounts Payable                         (5,910)                     840
                                                          --------                 --------
Net Cash Provided from Operating Activities               $(10,029)                $(10,619)
                                                          --------                 --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Other Assets                                                  --                       --
  Mineral Property Acquisition                                                         (748)
                                                          --------                 --------
Net Cash Used in Investing Activities                     $     --                 $   (748)
                                                          --------                 --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common Stock issued for cash                                                       20,000
  Advance from Related Party                                (1,338)                      --
                                                          --------                 --------
Net Cash Provided from Financing Activities               $ (1,338)                $ 20,000
                                                          --------                 --------

Net Increase in Cash                                      $(11,367)                $  8,633
                                                          --------                 --------

Cash Balance,  Begin Period                                 20,000                       --
                                                          --------                 --------

Cash Balance,  End Period                                 $  8,633                 $  8,633
                                                          ========                 ========


                See accompanying notes to financial statements.

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

DESCRIPTION OF BUSINESS AND HISTORY - Kitcher Resources Inc., a Nevada corporation, (hereinafter referred to as the "Company" or "Kitcher Resources ") was incorporated in the State of Nevada on December 26, 2006. The Company was formed to engage in the acquisition, exploration and development of natural resource properties of merit. The Company acquired mineral claims during the initial period ending April 30, 2007 for $748.

The Company's operations have been limited to general administrative operations, initial property staking and investigation, and is considered an Exploration Stage Company in accordance with Statement of Financial Accounting Standards No. 7.

The Company will review and further develop the accounting policies as the business plan is implemented.

The Company is planning to file a form SB-2 Registration Statement in connection with a planned prospectus offering of up to 10,000,000 shares of the Company's common stock at a price of $0.005 per share for gross proceeds of $50,000.

MANAGEMENT OF COMPANY - The Company filed its articles of incorporation with the Nevada Secretary of State on December 26, 2006, indicating Sandra L. Miller on behalf of Resident Agents of Nevada, Inc. as the sole incorporator. The initial list of officers filed with the Nevada Secretary of State on December 27, 2006, indicate Raminder Badyal as the President, Secretary, and Treasurer.

GOING CONCERN - The Company incurred net losses of approximately $12,207 from the period of December 26, 2006 (Date of Inception) through April 30, 2007 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

YEAR END - The Company's year end is January 31.

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

USE OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates.

INCOME TAXES - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Management feels the Company will have a net operating loss carryover to be used for future years. The Company has not established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from December 26, 2006 (Date of Inception) through January 31, 2007, the Company had no potentially dilutive securities.

STOCK-BASED COMPENSATION - The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

LONG-LIVED ASSETS - In accordance with Financial Accounting Standards Board ("FASB") SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

MINERAL PROPERTY COSTS - The Company has been in the exploration stage since its inception on December 26, 2006 and has not yet realized any revenues from its planned operations, being the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, "Whether Mineral Rights Are Tangible or Intangible Assets". The Company assesses the carrying costs for impairment under SFAS No. 144, "Accounting for Impairment or Disposal of Long Lived Assets" at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

NEW ACCOUNTING PRONOUNCEMENTS - In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS ("SFAS No. 155"), which amends Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS No. 133") and Statement of Financial Accounting Standards No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES ("SFAS No. 140"). SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. We expect the adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS ("SFAS No. 156"), which amends FASB Statement No. 140 ("SFAS No. 140"). SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting. Specifically, the FASB said FAS No. 156 permits a service using derivative financial instruments to report both the derivative

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. We do not expect the adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows.

2. PROPERTY AND EQUIPMENT

As of April 30, 2007, the Company does not own any property and/or equipment.

3. STOCKHOLDER'S EQUITY

The Company has 75,000,000 shares authorized with a par value of $0.001 per share.

A total of 20,000,000 shares of the Company's common stock were issued to the founding and sole director of the Company pursuant to a stock subscription agreement at $0.001 per share for total proceeds of $20,000.

4. RELATED PARTY TRANSACTIONS

Raminder Badyal, the sole officer and director of the Company will not be paid for any underwriting services that he performs on behalf of the Company with respect to the Company's pending SB-2 prospectus offering.

Mr. Badyal will not receive any interest on any funds that he advances to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering.

As of April 30, 2007 there are no other related party transactions between the Company and any officers other than those mentioned above.

5. STOCK OPTIONS

As of April 30, 2007, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

6. LITIGATION

As of April 30, 2007, the Company is not aware of any current or pending litigation which may affect the Company's operations.

7. SUBSEQUENT EVENTS

The Company's SB-2 registration statement as filed with the Securities and Exchange Commission in order to raise an aggregate amount of $50,000 from the sale of 10,000,000 common shares at $.005 per share was declared effective by the Securities and Exchange Commission on June 4, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are an exploration stage company and have generated no revenues.

We incurred operating expenses of $4,119 for the three month period ended April 30, 2007. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our registration statement.

Our net loss for from inception through April 30, 2007 was $12,207.

In their report on our audited financial statements as at January 31, 2007, our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at April 30, 2007 was $8,633. In order to satisfy our cash requirements we will need to complete our offering of 10,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on June 4, 2007 to raise $50,000.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

BUSINESS OPERATIONS OVERVIEW

Our registration statement became effective on June 4, 2007. Our 12 month budget is based on operations which will be funded by the $50,000 raised through our proposed offering.

Our plan of operation for the twelve months following funding is to complete the first phase of exploration programs on the Marg mineral property consisting of soil sampling and prospecting, geochemical analyses; data evaluation and reporting. In addition to the $15,000 we anticipate spending for Phase I of the exploration program as outlined below, we anticipate spending an additional $15,000 on professional fees, including fees payable in connection with the filing of the registration statement and complying with ongoing reporting obligations, general administrative costs, and lease option payments. Total expenditures over the next 12 months are therefore expected to be $30,000. We will require the funds from our offering to proceed.

MARG COST PROPOSAL

PHASE 1                                              COST
-------                                              ----
Soil sampling and prospecting (14 mandays)           7,000
Geochemical Analyses (150 soils, 50 rocks)           5,000
Data evaluation and reporting                        2,000
Contingency                                          1,000
subtotal                                            15,000
                                                    ------
PHASE 2
-------
Geophysical Surveys ( 35 km Mag-VLF)                35,000
Trenching- excavator (100 hours @ $125/hr)          12,500
Trenching-sampling (500 rocks)                      12,500
Geological supervision                               5,000
Data evaluation and reporting                        5,000
Contingency                                          5,000
subtotal                                            75,000
                                                    ------

GRAND TOTAL                                         90,000
                                                    ======

The above program costs are management's estimates based upon the recommendations of the professional geologist's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration on the Marg mineral property.

We plan to commence the phase one exploration program on the claim in fall 2007. The program should take approximately one and a half months to complete. Following phase one of the exploration program, if it proves successful in identifying mineral deposits and we are able to raise the necessary funds, of which there is no guarantee, we intend to proceed with phase two of our exploration program. The estimated cost of this program is $75,000 and will take approximately three months to complete.

Subject to the success of phase one of the exploration program and financing, we anticipate commencing the second phase of our exploration program in spring 2008. We do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for our planned exploration program. We will require additional funding to proceed with any subsequent recommended drilling work on the claim. We cannot provide investors with any assurance that we will be able to raise sufficient funds to fund any work after the first phase of the exploration program.

CRITICAL ACCOUNTING POLICIES

The unaudited financial statements as of April 30, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our January 31, 2007 audited financial statements and notes thereto, which can be found in our SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-141328.

Management's discussion and analysis of our financial condition and results of operations are based on the financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of such financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, Management will evaluate its estimates and will base its estimates on historical experience, as well as on various other assumptions in light of the circumstances surrounding the estimate, and the results will form the basis in making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources. It should be noted, however, that actual results could materially differ from the amount derived from Management's estimates under different assumptions or conditions.

YEAR END - The Company's year end is January 31, with its initial period being from December 26, 2006 to January 31, 2007.

USE OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates.

INCOME TAXES - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Management feels the Company will have a net operating loss carryover to be used for future years. The Company has not established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from December 26, 2006 (Date of Inception) through April 30, 2007, the Company had no potentially dilutive securities.

STOCK-BASED COMPENSATION - The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

LONG-LIVED ASSETS - In accordance with Financial Accounting Standards Board ("FASB") SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

MINERAL PROPERTY COSTS - The Company has been in the exploration stage since its inception on December 26, 2006 and has not yet realized any revenues from its planned operations, being the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, "Whether Mineral Rights Are Tangible or Intangible Assets". The Company assesses the carrying costs for impairment under SFAS No. 144, "Accounting for Impairment or Disposal of Long Lived Assets" at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

NEW ACCOUNTING PRONOUNCEMENTS - In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS ("SFAS No. 155"), which amends Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS No. 133") and Statement of Financial Accounting Standards No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES ("SFAS No. 140"). SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. We expect the adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS ("SFAS No. 156"), which amends FASB Statement No. 140 ("SFAS No. 140"). SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting. Specifically, the FASB said FAS No. 156 permits a service using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. We do not expect the adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have no identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-141328, at the SEC website at www.sec.gov:

     Exhibit No.                      Description
     -----------                      -----------
        3.1           Articles of Incorporation*
        3.2           Bylaws*
       31.1           Sec. 302 Certification of Principal Executive Officer
       31.2           Sec. 302 Certification of Principal Financial Officer
       32.1           Sec. 906 Certification of Principal Executive Officer
       32.2           Sec. 906 Certification of Principal Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 11, 2007                       Kitcher Resources, Inc., Registrant


                                    By: /s/ Raminder Badyal
                                       -----------------------------------------
                                       Raminder Badyal, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

June 11, 2007                      Kitcher Resources, Inc., Registrant


                                   By: /s/ Raminder Badyal
                                       -----------------------------------------
                                       Raminder Badyal, President, Secretary,
                                       Treasurer, Chief Executive Officer,
                                       Chief Financial Officer, and
                                       Principal Accounting Officer