Form 10QSB
period 2007-07-31
Kitcher Resources Inc.
filed 2007-09-06
CIK 1392875

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934


                       For the Period ended July 31, 2007

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

There were 30,000,000 shares of Common Stock outstanding as of July 31, 2007.

                             KITCHER RESOURCES INC.
                        (An Exploration Stage Enterprise)
                                  Balance Sheet

                                                                Unaudited as of        Audited as of
                                                                 July 31, 2007        January 31, 2007
                                                                 -------------        ----------------
                                   A S S E T S

Current Assets
      Total Current Assets                                            54,901                20,000
                                                                    --------              --------

      Total  Assets                                                 $ 54,901              $ 20,000
                                                                    ========              ========

                             L I A B I L I T I E S

Current Liabilities
  Accounts Payable and Accrued Liabilities                                 0                 6,750
  Payable to Director                                                     --                 1,338
                                                                    --------              --------

      Total Current Liabilities                                     $     --              $  8,088
                                                                    --------              --------

                      S T O C K H O L D E R S ' E Q U I T Y

Common Stock
  75,000,000 authorized shares, par value $.001
  30,000,000 shares issued and outstanding
  (December 29, 2006 - 20,000,000; July 9, 2007 - 10,000,000)         30,000                20,000
Additional paid in capital                                            40,000                    --
Deficit accumulated during exploration stage                         (15,099)               (8,088)
                                                                    --------              --------

      Total Stockholders' Equity                                      54,901                11,912
                                                                    --------              --------

      Total Liabilities and Stockholders' Equity                    $ 54,901              $ 20,000
                                                                    ========              ========


                See accompanying notes to financial statements.

                              KITCHER RESOURCES INC
                        (An Exploration Stage Enterprise)
                             Statement of Operations

                                                                                              Period from
                                                                                           December 26, 2006
                                                                                           (Date of inception)
                                              Six Months End         Three Months End           through
                                               July 31, 2007          July 31, 2007          July 31, 2007
                                               -------------          -------------          -------------
REVENUES:
  Revenues                                                --                     --                     --
                                                ------------           ------------           ------------

      Total Revenues                            $         --           $         --           $         --


EXPENSES:
Operating Expenses
  Exploration Expenses                                    --                     --                  5,000
  Impairment of Mineral Property                          --                     --                    748
  General and Adminstrative                              895                    776                  1,735
  Professional Fees                                    2,600                     --                  4,100
  Transer Agent/Regulatory/Filing                      3,516                  2,116                  3,516
  Total Expenses                                       7,011                  2,892                 15,099
                                                ------------           ------------           ------------

      Net loss from Operations                  $     (7,011)          $     (2,892)          $    (15,099)


PROVISION FOR INCOME TAXES:
  Income Tax Benefit                                      --                     --                     --
                                                ------------           ------------           ------------
      Net Income (Loss) for the period          $     (7,011)          $     (2,892)          $    (15,099)
                                                ============           ============           ============

Basic and Diluted Earnings Per Common Share            (0.00)                 (0.00)                 (0.00)
                                                ------------           ------------           ------------

Weighted Average number of Common Shares
 used in per share calculations                   22,391,304             27,096,774             21,040,724
                                                ============           ============           ============


                See accompanying notes to financial statements.

                             KITCHER RESOURCES INC.
                        (An Exploration Stage Enterprise)
                        Statement of Stockholders' Equity
       For the period from December 26, 2006 (inception) to July 31, 2007
                                    (Audited)

                                                                     $0.001       Paid-In    Accumulated   Stockholders'
                                                       Shares       Par Value     Capital      Deficit        Equity
                                                       ------       ---------     -------      -------        ------
Balance, December 26, 2006 (Date of Inception)               --     $     --     $     --     $      --      $     --

  Stock Issued for cash at $0.001 per share
   on December 29, 2006                              20,000,000       20,000           --            --        20,000

 Net (Loss)                                                  --           --           --        (8,088)       (8,088)
                                                    -----------     --------     --------     ---------      --------

Balance, January 31, 2007                            20,000,000     $ 20,000     $     --     $  (8,088)     $ 11,912

  Stock Issued for cash at $0.005 per share
   on July 9, 2007                                   10,000,000     $ 10,000     $ 40,000                    $ 50,000

 Net (Loss)                                                                                      (7,011)       (7,011)
                                                    -----------     --------     --------     ---------      --------

Balance, July 31, 2007                               30,000,000     $ 30,000     $ 40,000     $ (15,099)     $ 54,901
                                                    ===========     ========     ========     =========      ========


                See accompanying notes to financial statements.

                             KITCHER RESOURCES INC.
                        (An Exploration Stage Enterprise)
                             Statement of Cash Flows

                                                                                                     Period from
                                                                                                  December 26, 2006
                                                                                                 (Date of inception)
                                                      Six Months Ended     Three Months Ended          through
                                                        July 31, 2007         July 31, 2007         July 31, 2007
                                                        -------------         -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss)                                                (7,011)               (2,892)              (15,098)
  Adjustments to reconcile net losss to net cash
   used in operating activities:
     Impairment of mineral property                            748
     Adjustment to Accounts Payable                         (6,750)                 (840)               (1,339)
                                                          --------              --------              --------

Net Cash Provided from Operating Activities               $(13,761)             $ (3,732)             $(15,689)
                                                          --------              --------              --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Other Assets                                                  --                    --                    --
  Mineral Property Acquisition                                (748)
                                                          --------              --------              --------

Net Cash Used in Investing Activities                     $     --              $     --              $   (748)
                                                          --------              --------              --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common Stock issued for cash                              50,000                50,000                70,000
  Advance from Related Party                                (1,338)                1,338
                                                          --------              --------              --------

Net Cash Provided from Financing Activities               $ 48,662              $ 50,000              $ 71,338
                                                          --------              --------              --------

Net Increase in Cash                                      $ 34,901              $ 46,268              $ 54,901
                                                          --------              --------              --------

Cash Balance,  Begin Period                                 20,000                 8,633                    --
                                                          --------              --------              --------

Cash Balance,  End Period                                 $ 54,901              $ 54,901              $ 54,901
                                                          ========              ========              ========


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

GOING CONCERN - The Company incurred net losses of approximately $15,099 from the period of December 26, 2006 (Date of Inception) through July 31, 2007 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from December 26, 2006 (Date of Inception) through July 31, 2007, the Company had no potentially dilutive securities.

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

2. PROPERTY AND EQUIPMENT

As of July 31, 2007, the Company does not own any property and/or equipment.

3. STOCKHOLDER'S EQUITY

The Company has 75,000,000 shares authorized with a par value of $0.001 per share.

A total of 30,000,000 shares of the Company's common stock were issued. 20,000,000 shares to the founding and sole director of the Company pursuant to a stock subscription agreement at $0.001 per share for total proceeds of $20,000 and 10,000,000 shares of the Company's common stock at a price of $0.005 per share for gross proceeds of $50,000.

4. RELATED PARTY TRANSACTIONS

During the period, the Company repaid $1,318 to the sole director and officer of the Company for amounts owing for prior expenses paid on behalf of the Company. As at July 31, 2007 $NIL is owing to the sole director.

As of July 31, 2007 there are no other related party transactions between the Company and any officer other than those mentioned above.

5. STOCK OPTIONS

As of July 31, 2007, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

6. LITIGATION

As of July 31, 2007, the Company is not aware of any current or pending litigation which may affect the Company's operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are an exploration stage company and have generated no revenues.

We incurred operating expenses of $2,892 and $7,011 for the three and six month periods ended July 31, 2007, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for from inception through July 31, 2007 was $15,099.

In their report on our audited financial statements as at January 31, 2007, our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at July 31, 2007 was $54,901. In order to satisfy our cash requirements we needed to complete our offering of 10,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on June 4, 2007 to raise $50,000. The offering was completed on June 25, 2007 for total proceeds of $50,000.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

BUSINESS OPERATIONS OVERVIEW

Our registration statement became effective on June 4, 2007. Our 12 month budget is based on operations which will be funded by the $50,000 raised through our offering.

Our plan of operation for the next twelve months is to complete the first phase of exploration programs on the Marg mineral property consisting of soil sampling and prospecting, geochemical analyses; data evaluation and reporting. In addition to the $15,000 we anticipate spending for Phase I of the exploration program as outlined below, we anticipate spending an additional $15,000 on professional fees, including fees payable in connection with compliance with ongoing reporting obligations, general administrative costs, and lease option payments. Total expenditures over the next 12 months are therefore expected to be $30,000.

MARG COST PROPOSAL

     PHASE 1                                              COST
     -------                                             ------
     Soil sampling and prospecting (14 mandays)           7,000
     Geochemical Analyses (150 soils, 50 rocks)           5,000
     Data evaluation and reporting                        2,000
     Contingency                                          1,000
                                                         ------
     subtotal                                            15,000
                                                         ------

     PHASE 2
     -------
     Geophysical Surveys ( 35 km Mag-VLF)                35,000
     Trenching- excavator (100 hours @ $125/hr)          12,500
     Trenching-sampling (500 rocks)                      12,500
     Geological supervision                               5,000
     Data evaluation and reporting                        5,000
     Contingency                                          5,000
                                                         ------
     subtotal                                            75,000
                                                         ------

     GRAND TOTAL                                         90,000
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

CRITICAL ACCOUNTING POLICIES

The unaudited financial statements as of July 31, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our January 31, 2007 audited financial statements and notes thereto, which can be found in our SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-141328.

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

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from December 26, 2006 (Date of Inception) through July 31, 2007, the Company had no potentially dilutive securities.

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

September 6, 2007                   Kitcher Resources, Inc., Registrant


                                    By: /s/ Raminder Badyal
                                       ----------------------------------------
                                       Raminder Badyal, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

September 6, 2007                   Kitcher Resources, Inc., Registrant


                                    By: /s/ Raminder Badyal
                                       ----------------------------------------
                                       Raminder Badyal, President, Secretary,
                                       Treasurer, Chief Executive Officer,
                                       Chief Financial Officer, and
                                       Principal Accounting Officer