Form 10QSB
period 2007-10-31
Kitcher Resources Inc.
filed 2007-12-11
CIK 1392875

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                      For the Period ended October 31, 2007

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

There were 30,000,000 shares of Common Stock outstanding as of October 31, 2007.

                             KITCHER RESOURCES INC.
                        (An Exploration Stage Enterprise)
                                 Balance Sheets

                                                                   October 31, 2007      January 31, 2007
                                                                   ----------------      ----------------
                                                                     (Unaudited)            (Audited)
                                   A S S E T S

CURRENT ASSETS
  Cash                                                                 $ 46,831             $ 20,000
  Prepaid Expenses                                                          225                   --
                                                                       --------             --------

      Total  Assets                                                    $ 46,831             $ 20,000
                                                                       ========             ========

                             L I A B I L I T I E S

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities                             $     --             $  6,750
  Payable to Director                                                        --                1,338
                                                                       --------             --------

      Total Current Liabilities                                              --                8,088
                                                                       --------             --------

                      S T O C K H O L D E R S ' E Q U I T Y

Common Stock
  75,000,000 authorized shares, par value $.001
  30,000,000 shares issued and outstanding
    (January 31, 2007 - 20,000,000)                                      30,000               20,000
  Additional paid in capital                                             40,000                   --
  Deficit accumulated during exploration stage                          (22,944)              (8,088)
                                                                       --------             --------

      Total Stockholders' Equity                                         47,056               11,912
                                                                       --------             --------

      Total Liabilities and Stockholders' Equity                       $ 47,056             $ 20,000
                                                                       ========             ========


                See accompanying notes to financial statements.

                              KITCHER RESOURCES INC
                        (An Exploration Stage Enterprise)
                            Statements of Operations
                                   (Unaudited)

                                                                                                Period from
                                                                                              December 26, 2006
                                                                                                 (inception)
                                                   Nine Months End      Three Months End           through
                                                     October 31,           October 31,           October 31,
                                                        2007                  2007                  2007
                                                     -----------           -----------           -----------
EXPENSES:
  Operating Expenses
    Exploration Expenses                             $     5,000           $     5,000           $    10,000
    Impairment of Mineral Property                            --                    --                   748
    General and Adminstrative                                926                   150                 1,885
    Professional Fees                                      2,000                 2,000                 6,100
    Transer Agnet/Regulatory/Filing                        2,811                   695                 4,211
    Total Expenses                                        10,737                 7,845                22,944
                                                     -----------           -----------           -----------

      Net loss from Operations                           (10,737)               (7,845)              (22,944)

PROVISION FOR INCOME TAXES:
  Income Tax Benefit                                          --                    --                    --
                                                     -----------           -----------           -----------

      Net Loss for the Period                        $   (10,737)          $    (7,845)          $   (22,944)
                                                     ===========           ===========           ===========

Basic and Diluted Net Earnings Per Common Share      $     (0.00)          $     (0.00)
                                                     -----------           -----------
Weighted Average Number of Common Shares
 Outstanding                                          26,250,000            30,000,000
                                                     ===========           ===========


                See accompanying notes to financial statements.

                             KITCHER RESOURCES INC.
                        (An Exploration Stage Enterprise)
                        Statement of Stockholders' Equity
     For the period from December 26, 2006 (inception) to October 31, 2007

                                                                     $0.001       Paid-In    Accumulated   Stockholders'
                                                       Shares       Par Value     Capital      Deficit        Equity
                                                       ------       ---------     -------      -------        ------
Balance, December 26, 2006 (Date of Inception)               --     $     --     $     --     $      --      $     --

  Stock Issued for cash at $0.001 per share
   on December 29, 2006                              20,000,000       20,000           --            --        20,000

Net Loss                                                     --           --           --        (8,088)       (8,088)
                                                    -----------     --------     --------     ---------      --------

Balance, January 31, 2007                            20,000,000     $ 20,000     $     --     $  (8,088)     $ 11,912

  Stock Issued for cash at $0.005 per share
   on July 9, 2007                                   10,000,000     $ 10,000     $ 40,000                    $ 50,000

Net Loss                                                     --           --           --       (14,856)      (14,856)
                                                    -----------     --------     --------     ---------      --------

Balance, October 31, 2007 (unaudited)                30,000,000     $ 30,000     $ 40,000     $ (22,944)     $ 47,056
                                                    ===========     ========     ========     =========      ========


                See accompanying notes to financial statements.

                             KITCHER RESOURCES INC.
                       (An Exploration Stage Enterprise)
                            Statements of Cash Flows
                                  (Unaudited)

                                                                                                Period from
                                                                                              December 26, 2006
                                                  Nine Months Ended     Three Months Ended      (inception) to
                                                     October 31,           October 31,           October 31,
                                                        2007                  2007                  2007
                                                      --------              --------              --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                            $(10,737)             $ (7,845)             $(22,944)
  Adjustments to reconcile net loss to net cash
   used in operating activities
     Impairment of Mineral Property                         --                    --                   748
     Prepaid Expenses                                     (225)                 (225)                 (225)
     Adjustment to Accounts Payable                       (840)                   --                (1,339)
                                                      --------              --------              --------
Net Cash Used In Operating Activities                  (11,802)               (8,070)              (23,760)
                                                      --------              --------              --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Mineral Property Acquisition                              --                    --                  (748)
                                                      --------              --------              --------
Net Cash Used In Investing Activities                       --                    --                  (748)
                                                      --------              --------              --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common Stock issued for cash                          50,000                    --                70,000
  Advance from Related Party                                --                    --                 1,339
                                                      --------              --------              --------
Net Cash Provided by Financing Activities               50,000                    --                71,339
                                                      --------              --------              --------

Net Increase in Cash                                    38,198                (8,070)               46,831

Cash Balance,  Beginning                                 8,633                54,901                    --
                                                      --------              --------              --------

Cash Balance,  Ending                                 $ 46,831              $ 46,831              $ 46,831
                                                      ========              ========              ========


                See accompanying notes to financial statements.

                             KITCHER RESOURCES INC.
                        (AN EXPLORATION STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS
                                OCTOBER 31, 2007


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

DESCRIPTION OF BUSINESS AND HISTORY - Kitcher Resources Inc., a Nevada corporation, (hereinafter referred to as the "Company" or "Kitcher Resources ") was incorporated in the State of Nevada on December 26, 2006. The Company was formed to engage in the acquisition, exploration and development of natural resource properties of merit. The Company acquired mineral claims during the initial period ending January 31, 2007 for $748.

The Company's operations have been limited to general administrative operations, and initial property staking and investigation, and is considered to be an Exploration Stage Company in accordance with Statement of Financial Accounting Standards No. 7.

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

GOING CONCERN - The Company incurred net losses of approximately $22,944 for the period from December 26, 2006 (Date of Inception) through October 31, 2007 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

                             KITCHER RESOURCES INC.
                        (AN EXPLORATION STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS
                                OCTOBER 31, 2007


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

INCOME TAXES - The Company accounts for its income taxes in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Management feels the Company will have a net operating loss carryover to be used in future years. The Company has not established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from December 26, 2006 (Date of Inception) through October 31, 2007, the Company had no potentially dilutive securities.

STOCK-BASED COMPENSATION - The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

LONG-LIVED ASSETS - In accordance with FASB SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

                             KITCHER RESOURCES INC.
                        (AN EXPLORATION STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS
                                OCTOBER 31, 2007


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

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

NEW ACCOUNTING PRONOUNCEMENTS - In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 159 will have on our financial statements.

2. PROPERTY AND EQUIPMENT

As of July 31, 2007, the Company does not own any property and/or equipment.

3. STOCKHOLDER'S EQUITY

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share.

A total of 30,000,000 shares of the Company's common stock have been issued. On December 29, 2006, 20,000,00 shares were issued to the founding and sole director of the Company pursuant to a stock subscription agreement at $0.001 per share for total proceeds of $20,000. On July 9, 2007 10,000,000 shares of the Company's common stock were issued at a price of $0.005 per share for gross proceeds of $50,000.

4. RELATED PARTY TRANSACTIONS

Mr. Badyal was not paid for any underwriting services that he performed on behalf of the Company with respect to the Company's SB-2 prospectus offering.

As of October 31, 2007 there are no other related party transactions between the Company and any officers other than those mentioned above.

                             KITCHER RESOURCES INC.
                        (AN EXPLORATION STAGE ENTERPRISE)
                        NOTES TO THE FINANCIAL STATEMENTS
                                OCTOBER 31, 2007


5. STOCK OPTIONS

As of October 31, 2007, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

6. LITIGATION

As of October 31, 2007, the Company is not aware of any current or pending litigation which may affect the Company's operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are an exploration stage company and have generated no revenues.

We incurred operating expenses of $7,845 and $10,737 for the three and nine month periods ended October 31, 2007, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for from inception through October 31, 2007 was $22,944.

In their report on our audited financial statements as at January 31, 2007, our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at October 31, 2007 was $46,831. In order to satisfy our cash requirements we needed to complete our offering of 10,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on June 4, 2007 to raise $50,000. The offering was completed on June 25, 2007 for total proceeds of $50,000.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

BUSINESS OPERATIONS OVERVIEW

Our registration statement became effective on June 4, 2007. Our 12 month budget is based on operations which will be funded by the $50,000 raised through our offering.

Our plan of operation for the next twelve months is to complete the first phase of exploration programs on the Marg mineral property consisting of soil sampling and prospecting, geochemical analyses; data evaluation and reporting. On October 31, 2007, the Company forwarded $5,000 to commence work on the Phase I exploration program. In addition to the remaining $10,000 we anticipate spending for Phase I of the exploration program as outlined below, we anticipate spending an additional $13,000 on professional fees, including fees payable in connection with compliance with ongoing reporting obligations, general administrative costs, and lease option payments. Total expenditures over the next 12 months are therefore expected to be $23,000.

MARG COST PROPOSAL

           PHASE 1                                              COST
           -------                                              ----
           Soil sampling and prospecting (14 mandays)           7,000
           Geochemical Analyses (150 soils, 50 rocks)           5,000
           Data evaluation and reporting                        2,000

           Contingency                                          1,000
           Subtotal                                            15,000

           PHASE 2
           Geophysical Surveys ( 35 km Mag-VLF)                35,000
           Trenching- excavator (100 hours @ $125/hr)          12,500
           Trenching-sampling (500 rocks)                      12,500
           Geological supervision                               5,000
           Data evaluation and reporting                        5,000
           Contingency                                          5,000
           Subtotal                                            75,000

           GRAND TOTAL                                         90,000


The above program costs are management's estimates based upon the recommendations of the professional geologist's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration on the Marg mineral property.

Phase one of the exploration program on the Marg claim began in mid November 2007. The program should take approximately one and a half months to complete. Following phase one of the exploration program, if it proves successful in identifying mineral deposits and we are able to raise the necessary funds, of which there is no guarantee, we intend to proceed with phase two of our exploration program. The estimated cost of this program is $75,000 and will take approximately three months to complete.

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

CRITICAL ACCOUNTING POLICIES

The unaudited financial statements as of October 31, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our January 31, 2007 audited financial statements and notes thereto, which can be found in our SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-141328.

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

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from December 26, 2006 (Date of Inception) through October 31, 2007, the Company had no potentially dilutive securities.

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

NEW ACCOUNTING PRONOUNCEMENTS - In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 159 will have on our financial statements.

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

December 11, 2007                   Kitcher Resources, Inc., Registrant


                                    By: /s/ Raminder Badyal
                                        ----------------------------------------
                                        Raminder Badyal, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

December 11, 2007                   Kitcher Resources, Inc., Registrant


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