Form 10-K
period 2008-01-31
Kitcher Resources Inc.
filed 2008-04-30
CIK 1392875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2008

                        Commission file number 333-141328

                             Kitcher Resources, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

           NEVADA                                                 20-8107485
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

    Suite 138 - 1027 Davie Street
          Vancouver, BC                                           V6E 4L2
(Address of Principal Executive Offices)                        (Zip Code)

                                 (604) 231-0074
                               (Telephone Number)

                                  Karen Batcher
                             Batcher & Zarcone, LLP
                              4252 Bonita Road #151
                                Bonita, CA 91902
                     Phone (619) 475-7882 Fax (619) 789-6262
            (Name, Address and Telephone Number of Agent for Service)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to section 12(g) of the Act:

                          Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Non-accelerated filer [ ]
Accelerated filer [ ]                              Smaller reporting company [X]
(Do not check if a smaller reporting Smaller reporting

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of January 31, 2008, the registrant had 30,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of January 31, 2008.

                             KITCHER RESOURCES, INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                           3
Item 1A. Risk Factors                                                       8
Item 2.  Properties                                                        10
Item 3.  Legal Proceedings                                                 10
Item 4.  Submission of Matters to a Vote of Securities Holders             10

                                Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                 10
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         12
Item 8.  Financial Statements and Supplementary Data                       14
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                          26
Item 9A. Controls and Procedures                                           26

                               Part III

Item 10. Directors and Executive Officers                                  26
Item 11. Executive Compensation                                            27
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                   28
Item 13. Certain Relationships and Related Transactions                    28
Item 14. Principal Accounting Fees and Services                            29

                                Part IV

Item 15. Exhibits                                                          29

Glossary of Mining Terms                                                   30

Signatures                                                                 32

                                     PART I

ITEM 1. BUSINESS

We are an exploration stage company with no revenues and a limited operating history. Our independent auditor has issued an audit opinion for Kitcher Resources which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

There is the likelihood of our mineral claim containing little or no economic mineralization or reserves of gold, silver, copper and other minerals. The Marg mineral property consists of a total of 5 M.T.O cells (totaling 5,446 acres) in the Brenda Mines area of southern B.C located approximately 11 miles west of Peachland British Columbia. There is the possibility that the property does not contain any reserves and funds that we spend on exploration will be lost. Even if we complete our current exploration program and are successful in identifying a mineral deposit we will be required to expend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve.

GENERAL INFORMATION

The Marg (Minfile Marg 082ENW108) property is located approximately 11 miles west of Peachland or 7 miles south of the past producing Brenda Mine open pit copper and molybdenum mine in southern British Columbia. The claims are most easily accessed from Hwy 97 at Peachland with the Brenda Mine road taken for 6 miles northwest to the Peachland Forest Service Road (F.S.R) which is taken for a further 4 miles west to the Glen Lake F.S.R which is then taken approximately 1 mile southwest to the main areas of interest within the claims.

The Marg property is situated in the southern Okanagan area of British Columbia. The region has a relatively dry climate, and snow cover in winter is generally moderate. The climate in the area is semi arid with moderately warm summers and cold dry winters. Typical temperature ranges are from mid to upper 80's F in summer and 15 to -5 F in winter. Within the Marg property elevations range from 3773 feet in the main valley bottom in the eastern portion of the claims to over 5577 feet in the western portion of the claims. Slopes are generally moderate however small bluffs and steeper slopes do occur near the central portions of the claims. For the most part vegetation consists of jackpine forest, some of which has been infected with pine beetles.

At the current time the property is without known reserves and the proposed program is exploratory in nature. We began Phase 1 of the exploration work on the claim in mid-November 2007. The cost of exploration work on the property is disclosed in detail in the Plan of Operation section of this report.

There is not a plant or any equipment currently located on the property. The initial exploration phases will be supported by generators, however; hydro electrical power lines are located in the area. Water required for exploration and development of the claim is available from the major river drainages that flow year round as well as many subsidiary creeks.

The initial phase of exploration consists of soil sampling along with some initial geophysical test surveys, data evaluation and reporting. Following phase one of the exploration program, if it proves successful in identifying mineral deposits, and we are able to raise the necessary funds, of which there is no guarantee, we intend to proceed with phase two of our exploration program which will take approximately three months to complete.

We will require additional funding to proceed with any subsequent recommended drilling work on the claim. We cannot provide investors with any assurance that we will be able to raise sufficient funds to fund any work after the first phase of the exploration program.

The discussions contained herein are management's estimates. Because we have only recently commenced our exploration program we cannot provide a more detailed discussion of our plans if we find a viable store of minerals on our property, as there is no guarantee that exploitable mineralization will be found, the quantity or type of minerals if they are found and the extraction process that will be required. We are also unable to assure investors we will be able to raise the additional funding to proceed with any subsequent work on the claims if mineralization is found in Phase 1.

ACQUISITION OF THE MINERAL PROPERTY

CLAIM DETAILS

The Marg property consists of 5 Mineral Title Online (M.T.O) cells listed under tenure numbers 550572-550576 and were acquired on January 29, 2007 (see following table). The claims were staked to cover the Marg minfile occurrence as highlighted in government records and website.

Tenure Number    Tenure Type   Claim Name     Owner         Map Number    Good To Date    Status    Area
-------------    -----------   ----------     -----         ----------    ------------    ------    ----
   550572          Mineral       MARG1A      207230  100%      082E       2009/jan/29      GOOD    521.36
   550573          Mineral       MARG1B      207230  100%      082E       2009/jan/29      GOOD    521.481
   550574          Mineral       MARG1C      207230  100%      082E       2009/jan/29      GOOD    521.607
   550575          Mineral       MARG1D      207230  100%      082E       2009/jan/29      GOOD    519.508
   550576          Mineral       MARG1E      207230  100%      082E       2009/jan/29      GOOD    119.93

REQUIREMENTS OR CONDITIONS FOR RETENTION OF TITLE

Title to the property has already been granted to our president and director, Dr. Raminder Badyal, who holds the claim in trust for the Company. To obtain a Free Miner's Certificate, which is required to hold a mining claim in British Columbia, Section 8(1) of the B.C. Mineral Tenure Act (MTA) stipulates that a corporation must be registered under the British Columbia Business Corporations Act. Section 8(2) of the MTA stipulates that an individual applicant must either be a resident of Canada or be authorized to work in Canada. As the corporation is not registered in British Columbia the claim is held in trust for the Company by Dr. Badyal, a Canadian citizen. The mineral title claim has been registered with the Government of British Columbia and a title search has been done to ensure there are no competing claims to the property.

All claims staked in British Columbia require $4 per hectare worth of assessment work to be undertaken in year 1 through 3, followed by $8 per hectare per year thereafter. For the Marg mineral claim this would require $8,816 in exploration costs for year 1 through 3, and $17,632 per year thereafter. In order to retain title to the property exploration work costs must be recorded and filed with the British Columbia Department of Energy Mines and Petroleum Resources ("BCDM").

LOCATION, ACCESS, LOCAL RESOURCES & INFRASTRUCTURE

The Marg (Minfile Marg 082ENW108) property is located approximately 11 miles west of Peachland or 7 miles south of the past producing Brenda Mine open pit copper and molybdenum mine in southern British Columbia. The claims are most easily accessed from Hwy 97 at Peachland with the Brenda Mine road taken for 6 miles northwest to the Peachland Forest Service Road (F.S.R) which is taken for a further 4 miles west to the Glen Lake F.S.R which is then taken approximately 1 mile southwest to the main areas of interest within the claims.

CLIMATE, TOPOGRAPHY AND PHYSIOGRAPHY

The Marg property is situated in the southern Okanagan area of British Columbia. The region has a relatively dry climate, and snow cover in winter is generally moderate. The climate in the area is semi arid with moderately warm summers and cold dry winters. Typical temperature ranges are from mid to upper 80's F in summer and 15 to -5 F in winter. Within the Marg property elevations range from 3773 feet in the main valley bottom in the eastern portion of the claims to over 5577 feet in the western portion of the claims. Slopes are generally moderate however small bluffs and steeper slopes do occur near the central portions of the claims. For the most part vegetation consists of jackpine forest, some of which has been infected with pine beetles.

HISTORY AND PREVIOUS WORK

The earliest record of work in the area dates back to the late 1800's to the north at the Silver King mineral occurrence, with a substantial increase in modern exploration in the area resulting from the discovery of the Brenda Mine in the late 1960's.

On the Marg property trenching was apparently carried out by Don Agur of Summerland in the early 1960s to expose a potassic alteration zone. Subsequently, percussion drilling was reportedly carried out by Juniper Mines Ltd. and Maverick Mines. No reports exist of this work and some confusion lies with the adjacent Decano mineral occurrence. Ian Sutherland completed a geochemical survey in 1979 and did some prospecting in 1982.

The presence of reported trenches and percussion holes will have to be confirmed during the recommended field program.

REGIONAL GEOLOGY

The property lies in the eastern parts of the Intermontane Belt of the (southern) Canadian Cordillera. This area is dominated by two large granitoid batholiths. In the north the `Triassic age Pennask batholith (orange) is predominantly granodiorite, while to the south the younger Jurassic age Osprey Lake batholith (pink) is more granitic. North of Kathleen Mountain and west of Siwash Lake occur large areas underlain by Nicola Group (Late Triassic) volcanic (green) and sedimentary rocks (pale yellow). All rocks are unconformably overlain in places by Eocene aged Penticton Group andesitic volcanic rocks (pale green).

The Marg property occurs at the southern end of the Pennask Batholith which previous reports indicates is comprised of granodiorite with varying degree's of potassic and sericite alteration.

LOCAL AND PROPERTY MINERALIZATION

Mineralization in the area is dominated by the past producing copper and molybdenum porphyry deposit (Brenda Mine) located approximately 7 miles north of the Marg Property.

Within the Marg claims trenching was apparently carried out by Don Agur of Summerland in the early 1960s to expose a potassic alteration zone. Subsequently, percussion drilling was reportedly carried out by Juniper Mines Ltd. and Maverick Mines. No reports exist of this work; however references are made to this work in later reports. Ian Sutherland completed a geochemical survey in 1979 and did some prospecting in 1982. A strongly altered potassic zone occurs in granodiorite and contains chalcopyrite in fractures. The area is well fractured with major fractures trending northeast-southwest. Assessment Report 7790 states that an average assay of 0.87 per cent copper came from a 125-metre trench from the early 1960s.

COMPETITION

We do not compete directly with anyone for the exploration or removal of minerals from our property as we hold all interest and rights to the claim. Readily available commodities markets exist in Canada and around the world for the sale of gold, silver, copper and other minerals. Therefore, we will likely be able to sell any gold, copper or other minerals that we are able to recover.

We will be subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as dynamite, and certain equipment such as bulldozers and excavators that we will need to conduct exploration. If we are unsuccessful in securing the products, equipment and professional services we need we may have to suspend our exploration plans until we are able to do so.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in British Columbia specifically.

The initial steps of exploration can be carried out without permitting or notification to any government body as it is deemed "low-disturbance/low-impact" by the British Columbia Department of Energy Mines and Petroleum Resources
(BCDM).

With respect to the mechanized trenching or diamond drilling a plan of operation will need to be filed with the BCDM. This plan will detail the extent, location and amount of surface disturbance for the trenching and/or drilling. As the amount of trenching and drilling (initially) will be limited, the permit should be issued within 30 days. We will be required to obtain a refundable bond in the amount of $3,000 - $5,000 (depending on the anticipated amount of disturbance). The bond is to ensure that we reclaim or repair the disturbance caused by the trenching and drilling. Usually this reclaiming work entails filling in and smoothing the surface at trenching sites, clean up and removal of any work material, and seeding native grass/plants at the site of any disturbance.

In the event that trees larger than 6 inches in diameter need to be cut down, a permit will need to be obtained from the BC Ministry of Forests. This usually takes less than 30 days to obtain. We will try to adjust the areas we work at and trench around larger trees (initially) to avoid any disturbance to larger trees. If the disturbance to larger trees is unavoidable then a permit to cut will be obtained.

There are nominal costs involved in obtaining the BCDM or Forestry permits (less than $100.00). The bond required by the BCDM is returned (with interest) upon proper clean up of the site. There will be costs for the crew and equipment required to fill in the trenches etc., but as heavy equipment is available locally, and the amount of disturbance is expected to be minimal, the costs will be most likely be less than $2,000. (1 day - crew & equipment)

All claims staked in British Columbia require $4 per hectare worth of assessment work to be undertaken in year 1 through 3, followed by $8 per hectare per year thereafter. In order to retain title to the property exploration work costs must be recorded and filed with the British Columbia Department of Energy Mines and Petroleum Resources ("BCDM"). The BCDM charges a filing fee, equal to 10% of the value of the work recorded, to record the work.

PATENTS, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS, OR LABOR CONTRACTS

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCTS OR SERVICES

We are not required to apply for or have any government approval for our products or services.

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have not expended funds for research and development costs since inception.

NUMBER OF EMPLOYEES

We currently have one employee, which is our executive officer, Raminder Badyal. Dr. Badyal currently devotes 5 to 10 hours per week to company matters and after receiving funding he plans to devote as much time as the board of directors determines is necessary to manage the affairs of the company. There are no formal employment agreements between the company and Dr. Badyal.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We also make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-B for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10-K annually and Form 10-Q quarterly. In addition, we will file Form 8-K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A.  RISK FACTORS

WE ARE AN EXPLORATION STAGE COMPANY BUT HAVE NOT YET COMMENCED EXPLORATION ACTIVITIES ON OUR CLAIM. WE EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

     We commenced exploration on the Marg mineral property in mid-November 2007 but have not received a geological analysis. Accordingly, we have no way to evaluate the likelihood that our business will be successful. We were incorporated on December 26, 2006 and to date have been involved primarily in organizational activities and the acquisition of our mineral claim. We have not earned any revenues as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development of the Marg mineral property and the production of minerals from the claim, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

BECAUSE MANAGEMENT HAS NO TECHNICAL EXPERIENCE IN MINERAL EXPLORATION, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

     Our director has no professional training or technical credentials in the field of geology and specifically in the areas of exploring, developing and operating a mine. As a result, we may not be able to recognize and take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified geological consultants. Management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

OUR INDEPENDENT AUDITOR HAS ISSUED AN AUDIT OPINION FOR KITCHER RESOURCES WHICH INCLUDES A STATEMENT DESCRIBING OUR GOING CONCERN STATUS. OUR FINANCIAL STATUS CREATES A DOUBT WHETHER WE WILL CONTINUE AS A GOING CONCERN.

     As described in Note 1 of our accompanying financial statements, our limited exploration stage and our lack of any guaranteed sources of future capital create substantial doubt as to our ability to continue as a going concern. If our business plan does not work, we could remain as a start-up company with limited operations and revenues.

THERE IS THE RISK THAT OUR PROPERTY DOES NOT CONTAIN ANY KNOWN BODIES OF ORE RESULTING IN ANY FUNDS SPENT ON EXPLORATION BEING LOST.

     No known bodies of commercial ore or economic deposits have been established on our properties. Even in the event commercial quantities of minerals are discovered, the exploration property might not be brought into a state of commercial production. Finding mineral deposits is dependent on a number of factors, including the technical skill of exploration personnel involved. The commercial viability of a mineral deposit once discovered is also dependent on a number of factors, some of which are particular attributes of the deposit, such as size, grade and proximity to infrastructure, as well as metal prices.

IF WE DISCOVER COMMERCIAL RESERVES OF PRECIOUS METALS ON OUR MINERAL PROPERTY, WE CAN PROVIDE NO ASSURANCE THAT WE WILL BE ABLE TO SUCCESSFULLY ADVANCE THE MINERAL CLAIMS INTO COMMERCIAL PRODUCTION.

     If our exploration program is successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to advance the claim into commercial production. Obtaining additional financing would be subject to a number of factors, including the market price for the minerals, investor acceptance of our claims and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. We may be unable to obtain any such funds, or to obtain such funds on terms that we consider economically feasible and you may lose your investment in this offering.

GOVERNMENT REGULATION OR OTHER LEGAL UNCERTAINTIES MAY INCREASE COSTS AND OUR BUSINESS WILL BE NEGATIVELY AFFECTED.

     There are several governmental regulations that materially restrict mineral claim exploration and development. Under Canadian mining law, engaging in certain types of exploration requires work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. While these current laws will not affect our initial exploration phase, if we identify exploitable minerals and proceed to phase two which includes drilling operations on the Marg mineral property, we will incur regulatory compliance costs based upon the size and scope of our operations. In addition, new regulations could increase our costs of doing business and prevent us from exploring for and the exploitation of ore deposits. In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied. These new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed.

BASED ON CONSUMER DEMAND, THE GROWTH AND DEMAND FOR ANY ORE WE MAY RECOVER FROM OUR CLAIMS MAY BE SLOWED, RESULTING IN REDUCED REVENUES TO THE COMPANY.

     Our continued success will be dependent on the growth of demand for ore. If consumer demand slows our revenues may be significantly affected. This could limit our ability to generate revenues and our financial condition and operating results may be harmed.

THE LOSS OF THE SERVICES OF RAMINDER BADYAL COULD SEVERELY IMPACT OUR BUSINESS OPERATIONS AND FUTURE DEVELOPMENT.

     Our performance is substantially dependent upon the professional expertise of our officer Raminder Badyal. The loss of his services could have an adverse effect on our business operations, financial condition and operating results if we are unable to replace him with other individuals qualified to develop our exploration business. This could result in a loss of revenues, resulting in a reduction of the value of any shares you purchase in this offering.

BECAUSE OUR CURRENT OFFICER HAS OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

     Dr. Badyal currently devotes approximately 5 to 10 hours per week providing management services to us. While he presently possesses adequate time to attend to our interests, it is possible that the demands on him from his other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

ITEM 2. PROPERTIES

We lease shared office facilities at Suite 138 - 1027 Davie Street, Vancouver, BC and currently pay approximately $20 per month. The facilities include answering services, fax services, secretarial services, reception area and shared office and boardroom meeting facilities which are all available on a pay per use basis. We intend to use these facilities for the time being until we feel we have outgrown them. We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended January 31, 2008.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our shares are quoted on the Over-the-Counter Electronic Bulletin Board (OTCBB) under the symbol KTCH. The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB issuers must remain current in their filings with the SEC or applicable regulatory authority. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. We cannot guarantee that we will continue to have the funds required to remain in compliance with our reporting obligations.

There has been no active trading of our securities, and, therefore, no high and low bid pricing. As of the date of this report Kitcher Resources had 26 shareholders of record. We have paid no cash dividends and have no outstanding options.

PENNY STOCK RULES

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. Our shares constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

     - contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;
     - contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended;
     - contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" price for the penny stock and the significance of the spread between the bid and ask price;
     - contains a toll-free telephone number for inquiries on disciplinary actions;
     - defines significant terms in the disclosure document or in the conduct of trading penny stocks; and
     - contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

     -    the bid and offer quotations for the penny stock;
     - the compensation of the broker-dealer and its salesperson in the transaction;
     - the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
     - monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

REPORTS

We are subject to certain filing requirements and will furnish annual financial reports to our stockholders, certified by our independent accountant, and will furnish un-audited quarterly financial reports in our quarterly reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.gov.

TRANSFER AGENT

The company has retained Holladay Stock Transfer, Inc. of 2939 North 67th Place, Suite C, Scottsdale, Arizona as transfer agent.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are still in our exploration stage and have not generated any revenue.

We incurred operating expenses of $16,970 and $8,088 for the years ended January 31, 2008 and 2007, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports and registration statement.

Our net loss from inception (December 26, 2006) through January 31, 2008 was $25,058.

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations. We cannot continually incur operating losses in the future and may decide that we can no longer continue with our business operations as detailed in our original business plan because of a lack of exploration and financial results and available financial resources. We may need to look for other potential business opportunities that might be available. There can be no assurances that any other business opportunities will be available nor can there be any certainties of the business industry of the opportunity that might be available nor any indication of the financial resources required.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at January 31, 2008 was $46,148 and our liabilities were $1,206. We have sold $70,000 in equity securities since inception, $20,000 from the sale of 20,000,000 shares of stock to our officer and director and $50,000 from the sale of 10,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on June 4, 2007. The offering was completed on June 25, 2007.

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

Phase one of the exploration program on the Marg claim began in mid November 2007 and we have not received any geological analysis of the work. Following phase one of the exploration program, if it proves successful in identifying mineral deposits and we are able to raise the necessary funds, of which there is no guarantee, we intend to proceed with phase two of our exploration program. The estimated cost of this program is $75,000.

Subject to the success of phase one of the exploration program and financing, we anticipate commencing the second phase of our exploration program in Summer/Fall 2008. We will require additional funding to proceed with any subsequent recommended drilling work on the claim. We cannot provide investors with any assurance that we will be able to raise sufficient funds to fund any work after the first phase of the exploration program.

ITEM 8. FINANCIAL STATEMENTS

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
     PCAOB REGISTERED

To the Board of Directors
Kitcher Resources Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Kitcher Resources Inc. (An Exploration Stage Company) as of January 31 , 2008 and January 31 . 2007, and the related statements of operations, stockholders' equity and cash flows for the years ended January 31, 2008 and January 31, 2007 and since inception on December 26, 2006 through January 31 , 2008 These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kitcher Resources Inc. (A Development Stage. Company) as of January 31 , 2008 and January 31 , 2007, and the related statements of operations, stockholders' equity and cash flows for the years ended January 31 , 2008 and January 31, 2007 and since inception on December 26, 2006 through January 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred a net loss of $25,058, which raises substantial doubt about its ability to continue as a going concern Management s plans concerning these matters are also described in Note I . The financial statements do not include any


/s/ Moore & Associates, chartered
----------------------------------------
Moore & Associates Chartered
Las Vegas, Nevada
April 22, 2008

                             KITCHER RESOURCES INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
                                    (Audited)

                                                                         January 31,        January 31,
                                                                            2008               2007
                                                                          --------           --------
                                   A S S E T S

CURRENT ASSETS
  Cash                                                                    $ 46,148           $ 20,000
                                                                          --------           --------

      Total  Assets                                                       $ 46,148           $ 20,000
                                                                          ========           ========

                                  L I A B I L I T I E S

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities                                $  1,206           $  6,750
  Payable to Director                                                           --              1,338
                                                                          --------           --------

      Total Current Liabilities                                              1,206              8,088
                                                                          --------           --------
                           S T O C K H O L D E R S ' E Q U I T Y

Common Stock
  75,000,000 authorized shares, par value $.001
  70,000,000 shares issued and outstanding
  January 31, 2008 - 30,000,000 (2007 - 20,000,000)                         30,000             20,000
  Additional paid in capital                                                40,000                 --
  Deficit accumulated during exploration stage                             (25,058)            (8,088)
                                                                          --------           --------

      Total Stockholders' Equity                                            44,942             11,912
                                                                          --------           --------

      Total Liabilities and Stockholders' Equity                          $ 46,148           $ 20,000
                                                                          ========           ========


                 See accompanying notes to financial statements

                              KITCHER RESOURCES INC
                         (An Exploration Stage Company)
                             Statement of Operations
                                   (Audited)

                                                                     Period from               Period from
                                                                   December 26, 2006        December 26, 2006
                                                Year Ended      (Date of inception) to   (Date of inception) to
                                                January 31,           January 31,              January 31,
                                                   2008                  2007                     2008
                                                -----------           -----------              -----------
Revenues:
  Revenues                                      $        --           $        --              $        --
                                                -----------           -----------              -----------

      Total Revenues                                     --                    --                       --
                                                -----------           -----------              -----------
EXPENSES:
  Operating Expenses
    Exploration Expenses                              5,000                 5,000                   10,000
    Impairment of Mineral Property                       --                   748                      748
    General and Adminstrative                         1,428                   840                    2,268
    Professional Fees                                 5,600                 1,500                    7,100
    Transfer Agent/Regulatory/Filing                  4,942                    --                    4,942
                                                -----------           -----------              -----------
      Total Expenses                                 16,970                 8,088                   25,058
                                                -----------           -----------              -----------

Net loss from Operations                            (16,970)               (8,088)                 (25,058)

PROVISION FOR INCOME TAXES:
  Net Income (Loss) for the period              $   (16,970)          $    (8,088)             $   (25,058)
                                                ===========           ===========              ===========

Basic and Diluted Earnings Per Common Share           (0.00)                (0.00)                   (0.00)
                                                -----------           -----------              -----------

Weighted Average number of Common Shares         25,643,836            20,000,000               25,175,879
                                                ===========           ===========              ===========


                 See accompanying notes to financial statements

                             KITCHER RESOURCES INC.
                         (An Exploration Stage Company)
                        Statement of Stockholders' Equity
      For the period from December 26, 2006 (inception) to January 31, 2008
                                    (Audited)

                                                                                                 Deficit
                                                                                               Accumulated
                                                                               Additional        During           Total
                                                                   $0.001        Paid-In       Exploration     Stockholders'
                                                   Shares        Par Value       Capital          Stage           Equity
                                                   ------        ---------       -------          -----           ------
Balance, December 26, 2006 (Date of Inception)           --       $    --        $    --        $     --         $     --

Stock Issued for cash at $0.001 per share
 on December 29, 2006                            20,000,000        20,000             --              --           20,000

Net loss for the period                                  --            --             --          (8,088)          (8,088)
                                                 ----------       -------        -------        --------         --------

Balance, January 31, 2007                        20,000,000        20,000             --          (8,088)          11,912

Stock Issued for cash at $0.005 per share        10,000,000        10,000         40,000              --           50,000
 on July 9, 2007

Net loss for the year                                    --            --             --         (16,970)         (16,970)
                                                 ----------       -------        -------        --------         --------

Balance, January 31, 2008                        30,000,000       $30,000        $40,000        $(25,058)        $ 44,942
                                                 ==========       =======        =======        ========         ========


                 See accompanying notes to financial statements

                              KITCHER RESOURCES INC
                         (An Exploration Stage Company)
                             Statement of Operations
                                    (Audited)

                                                                       Period from               Period from
                                                                    December 26, 2006         December 29, 2006
                                                Year Ended        (Date of inception) to    (Date of inception) to
                                                January 31,             January 31,               February 3,
                                                   2008                    2007                      2008
                                                 --------                --------                  --------
OPERATING ACTIVITIES:
  Net (Loss)                                     $(16,970)               $ (8,088)                 $(25,058)
  Adjustments to reconcile net loss
   to net cash used in operating activities:
     Impairment of mineral property                    --                     748                       748
     Accounts Payable                              (5,544)                  6,750                     1,206
                                                 --------                --------                  --------

Net Cash Used in from Operating Activities        (22,514)                   (590)                  (23,104)
                                                 --------                --------                  --------
INVESTING ACTIVITIES:
  Mineral Property Acquisition                         --                    (748)                     (748)
                                                 --------                --------                  --------

Net Cash Used in Investing Activities                  --                    (748)                     (748)
                                                 --------                --------                  --------
FINANCING ACTIVITIES:
  Common Stock issued for cash                     50,000                  20,000                    70,000
  Advance from Related Party                       (1,338)                  1,338                        --
                                                 --------                --------                  --------

Net Cash Provided by Financing Activities          48,662                  21,338                    70,000
                                                 --------                --------                  --------

Net Increase in Cash                               26,148                  20,000                    46,148

Cash Balance,  Begin Period                        20,000                      --                        --
                                                 --------                --------                  --------

Cash Balance,  End Period                        $ 46,148                $ 20,000                  $ 46,148
                                                 ========                ========                  ========
Supplemental Information:
  Tax                                                  --                      --
                                                 --------                --------
  Interest                                             --                      --
                                                 --------                --------


                 See accompanying notes to financial statements

                             KITCHER RESOURCES INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING
   POLICIES

DESCRIPTION OF BUSINESS AND HISTORY - Kitcher Resources Inc., a Nevada corporation, (hereinafter referred to as the "Company" or "Kitcher Resources ") was incorporated in the State of Nevada on December 26, 2006. The Company was formed to engage in the acquisition, exploration and development of natural resource properties. The Company acquired mineral claims during the initial period ending January 31, 2007 for $748.

The Company's operations have been limited to general administrative operations, and initial property staking and investigation, and is considered to be an Exploration Stage Company in accordance with Statement of Financial Accounting Standards No. 7.

The Company will review and further develop the accounting policies as the business plan is implemented.

The Company's SB-2 registration statement that was initially filed on March 25, 2007 with the Securities and Exchange Commission (SEC) in order to raise an aggregate amount of $50,000 from the sale of 10,000,000 common shares at $0.005 per share, was declared effective by the SEC on June 4, 2007. The Company completed the offering as of July 9 2007 and raised $50,000 from the sale of 10,000,000 common shares at $0.005 per share.

GOING CONCERN - The Company incurred net losses of approximately $25,058 for the period from December 26, 2006 (Date of Inception) through January 31, 2008 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

                             KITCHER RESOURCES INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company has net operating loss carryovers available to be used for reducing future years taxable income. The Company has recorded a valuation allowance for the full potential tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from December 26, 2006 (Date of Inception) through January 31, 2008, the Company had no potentially dilutive securities.

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

                             KITCHER RESOURCES INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings cause by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of the Company's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. As of January 31, 2008, the Company has not adopted this statement and management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of an entity's first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. Management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

                             KITCHER RESOURCES INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the entity's first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations completed by the Company prior to February 1, 2009 will be recorded and disclosed following existing GAAP. Management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

In September 2006, FASB issued SFAS No. 157, Fair Value Measure" ("SFAS No. 157"). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company is the fiscal year beginning February 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 but does not expect that it will have a significant effect on its financial position or results of operations.

In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 ("FIN 48"). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB No. 109, "Accounting for Income Taxes." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of Statement No. 158 did not have any material impact on the Company's results of operations or financial position.

                             KITCHER RESOURCES INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


2. PROPERTY AND EQUIPMENT

As of January 31, 2008, the Company does not own any property and/or equipment.

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

4. RELATED PARTY TRANSACTIONS

The Company's sole director was not paid for any underwriting services that he performed on behalf of the Company with respect to the Company's SB-2 prospectus offering.

During the period ended January 31, 2008, the sole director and officer of the Company incurred $1,338 of expenses on behalf of the Company. These amounts were repaid during the year ended January 31, 2008. Accordingly, as of January 31, 2008 $Nil (2007 - $1,338) is owing to this director and officer.

For all periods presented, there have been no other related party transactions other than those mentioned above.

5. STOCK OPTIONS

As of January 31, 2008, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

                             KITCHER RESOURCES INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


6. INCOME TAXES

The Company accounts for income taxes using the liability method, under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

As of January 31, 2008, the Company had net operating loss carryforwards of approximately $25,100 which expire in varying amounts between 2027 and 2028. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carryforward. The deferred tax asset related to this potential future tax benefit has been offset by a valuation allowance in the same amount. The amount of the deferred tax asset ultimately realizable could be increased in the near term if estimates of future taxable income during the carryforward period are revised.

Deferred income tax assets of approximately $3,759 and $1,213 at January 31, 2008 and 2007, respectively were offset in full by a valuation allowance. The valuation allowance was increased by $2,546 during the year ended January 31, 2008.

The components of the Company's net deferred tax assets, including a valuation allowance, are as follows:

                                                            As of January 31,
                                                          2008            2007
                                                        -------         -------
Deferred tax assets:
  Net operating loss carryforwards                      $ 3,759         $ 1,213
                                                        -------         -------
      Total deferred tax assets                           3,759           1,213
                                                        -------         -------

Net deferred tax assets before valuation allowance        3,759           1,213
Less: Valuation allowance                                (3,759)         (1,213)
                                                        -------         -------

Net deferred tax assets                                 $    --         $    --
                                                        =======         =======

                             KITCHER RESOURCES INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


6. INCOME TAXES (continued)

The Company's actual income tax provisions differ from the expected amounts determined by applying the appropriate combined effective tax rate to the Company's net income before taxes. The significant components of these differences are as follows:

                                                 Year ended January 31,
                                               2008                2007
                                             --------            --------
Income before income taxes                   $ 16,970            $  8,088
Combined corporate tax rate                      15.0%               15.0%
                                             --------            --------

Expected corporate tax expense                 (2,546)             (1,213)
(Increase) decrease resulting from:
   Change in valuation allowance                2,546               1,213
                                             --------            --------

Provision for income taxes                   $     --            $     --
                                             ========            ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The directors and officers of Kitcher Resources Inc., whose one year terms will expire 10/01/08, or at such a time as their successor(s) shall be elected and qualified are as follows:

Name & Address               Age   Position    Date First Elected  Term Expires
--------------               ---   --------    ------------------  ------------
Raminder Badyal              37   President,       12/26/06          12/31/08
Suite 138 - 1027 Davie St.        Treasurer,
Vancouver, BC                     CFO, CEO &
Canada V6E 4L2                    Director

The foregoing person is a promoter of Kitcher Resources, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successor has been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified. Dr. Badyal currently devotes 5 to 10 hours per week to company matters. He intends to devote as much time as the board of directors deems necessary to manage the affairs of the company.

No executive officer or director of the corporation has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him or her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

RESUME

Dr. Raminder Badyal has been our President, Secretary, Treasurer and sole Director since inception. He completed his undergraduate studies at the University of British Columbia in 1992 with a Bachelor of Science (Biopsychology) and subsequently from the Canadian Memorial Chiropractic College with a Doctor of Chiropractic designation in 1997. Since 1997 he has developed extensive experience in a diverse range of health care paradigms including his private family practice in Vancouver. He has also been involved as an associate practitioner at two multi-disciplinary health care settings namely the Main & Marine Medical Clinic (from 1997 to 2003) and at the Burnaby Square Orthopedic & Sports Clinic (2004 - present). Presently he has also taken on a part time teaching position at The Vancouver School of Bodywork and Massage as a Health Sciences Instructor. In addition, he is also involved with the community at large in Vancouver as Co-chair of the Chief Constable's Diversity Advisory Committee with the Vancouver Police Department (2003 - present).

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Raminder        2007     0         0           0            0          0            0             0         0
Badyal CEO &    2006     0         0           0            0          0            0             0         0
President

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------
Raminder       0              0              0           0           0           0            0           0            0
Badyal

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
Raminder Badyal      0         0           0            0                0               0            0

There are no current employment agreements between the company and its executive officer.

On December 26, 2006, a total of 20,000,000 shares of Common Stock were issued to Dr. Badyal in exchange for cash in the amount of $20,000 U.S., or $.001 per share. The terms of this stock issuance was as fair to the company, in the opinion of the Board of Directors, as could have been made with an unaffiliated third party. In making this determination they relied upon the fact that the 20,000,000 shares were valued at par ($0.001) and purchased for $20,000 in cash.

Dr. Badyal currently devotes approximately 5 to 10 hours per week to company matters. He has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Kitcher Resources' voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this annual report:

          Name & Address                    No. of            Percentage
     Of Beneficial Owner (1)                Shares           of Ownership:
     -----------------------                ------           -------------

     Raminder Badyal                      20,000,000             66%
     Suite 138 - 1027 Davie St.
     Vancouver, BC  V6E 4L2

     All Officers and
      Directors as a Group                20,000,000             66%

----------
(1) The person named above may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct holdings in the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The principal executive office and telephone number are provided by Dr. Badyal, the officer and a director of the corporation, on a rent-free basis.

On December 26, 2006, a total of 20,000,000 shares of Common Stock were issued to Dr. Badyal in exchange for $20,000 US, or $.001 per share. All of such shares are "restricted" securities, as that term is defined by the Securities Act of 1933, as amended, and are held by an officer and director of the Company. (See "Principal Stockholders".)

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services were $3000, for tax services were $Nil and for other services were $Nil during the year ended January 31, 2008.

The total fees charged to the company for audit services were $3000, for tax services were $Nil and for other services were $Nil during the year ended January 31, 2007.

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                Description
     ------                -----------

      *3(i)         Articles of Incorporation
      *3(ii)        Bylaws
      31.1          Sec. 302 Certification of CEO
      31.2          Sec. 302 Certification of CFO
      32            Sec. 906 Certification of CEO/CFO

                            GLOSSARY OF MINING TERMS

"Basalt"                 An extrusive volcanic rock
"BCDM"                   British Columbia Department of Mines
"Chalcopyrite"           A sulphide mineral of copper and iron; the most
                         important ore mineral in copper
"Copper" or "Cu"         A reddish or salmon-pink isometric mineral, the native
                         metallic element of copper. It is ductile and
                         malleable, a good conductor of heat and electricity,
                         usually dull and tarnished
"Diamond drill"          A rotary type of rock drill that cuts a core of rock
                         that is recovered in long cylindrical sections
"Fault"                  A fracture dividing a rock into two sections that have
                         visibly moved relative to each other
"Feldspar"               silicate minerals which occur in igneous rocks -
                         plagioclase contains calcium and sodium
"Flows"                  Volcanic rock formed from lava that flowed out onto the
                         earth's surface
"Geological mapping"     The process of observing and measuring geological
                         features in a given area and plotting these features,
                         to scale, onto a map
"Geophysical survey"     A method of exploration that measures the physical
                         properties of rock formations including magnetism,
                         specific gravity, electrical conductivity and
                         resistance
"Gold" or "Au"           A heavy, soft, yellow, ductile, malleable, metallic
                         element. Gold is a critical element in computer and
                         communications technologies
"Limestone"              A sedimentary rock composed primarily of calcium
                         carbonate
"Massive sulphide        Mineralization that contains a variety of different
 mineralization"         sulphide minerals - usually includes - sphalerite,
                         chalcopyrite, pyrite and pyrrhotite.
"Metamorphic"            A rock that has undergone chemical or structural
                         changes (heat, pressure, or a chemical reaction) that
                         causes changes to its original state - High-grade
                         metamorphic is a large amount of change
"Mineral claim"          A portion of land held either by a prospector or a
                         mining company, in British Columbia each claim is 500m
                         x 500m (1,640 ft2)
"Ore"                    A mixture of mineralized rock from which at least one
                         of the metals can be extracted at a profit
"Precious metal"         Any of several metals, including gold and platinum,
                         that have high economic value - metals that are often
                         used to make coins or jewelry
"Pyrite"                 A yellow iron sulphide mineral - sometimes referred to
                         as "fools gold"
"Quartz"                 Common rock forming mineral consisting of silicon and
                         oxygen
"Sedimentary rocks"      Secondary rocks formed from material derived from other
                         rocks and laid down underwater.

"Silver" or "Ag"         A white metallic element that is ductile, very
                         malleable and capable of a high polish. This precious
                         metal has major industrial applications in photography,
                         x-rays, electronics and electrical contacts, batteries,
                         brazing alloys, catalysts, mirrors, jewelry and
                         sterlingware
"Soil sampling"          The collecting of samples of soil, usually 2 pounds per
                         sample, from soil thought to be covering mineralized
                         rock. The samples are submitted to a laboratory that
                         will analyze them for mineral content
"Trenching"              The digging of long, narrow excavation through soil, or
                         rock, to expose mineralization
"Vein"                   A crack in the rock that has been filled by minerals
                         that have traveled upwards from a deeper source
"Volcanic rocks"         Igneous rocks formed from magma that has flowed out or
                         has been violently ejected from a volcano

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, in the city of Vancouver BC, on April 28, 2008.

                                       Kitcher Resources, Inc.


                                           /s/ Raminder Badyal
                                           -------------------------------------
                                       By: Raminder Badyal
                                       Principal Executive Officer & Director

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following person in the capacities and date stated.


/s/ Raminder Badyal                                               April 28, 2008
-----------------------------------------------                   --------------
Raminder Badyal, President & Director                                  Date
(Principal Executive Officer, Principal Financial Officer,
Principal Accounting Officer)