Form 10-Q
period 2008-04-30
Kitcher Resources Inc.
filed 2008-06-13
CIK 1392875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2008

                        Commission file number 333-141328


                             KITCHER RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                          Suite 138 - 1027 Davie Street
                              Vancouver, BC V6E 4L2
          (Address of principal executive offices, including zip code.)

                                 (604) 231-0074
                     (Telephone number, including area code)

                                  Karen Batcher
                             Batcher & Zarcone, LLP
                              4252 Bonita Road #151
                                Bonita, CA 91902
                     Phone (619) 475-7882 Fax (619) 789-6262
            (Name, address and telephone number of agent for service)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 30,000,000 shares as of June 11, 2008

ITEM 1. FINANCIAL STATEMENTS

                             KITCHER RESOURCES INC.
                         (An Exploration Stage Company)
                                 Balance Sheets

                                                                     April 30,         January 31,
                                                                       2008               2008
                                                                     --------           --------
                                                                    (Unaudited)         (Audited)
                                   A S S E T S

CURRENT ASSETS
  Cash                                                               $ 43,398           $ 46,148
                                                                     --------           --------

      Total  Assets                                                  $ 43,398           $ 46,148
                                                                     ========           ========

                             L I A B I L I T I E S

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities                           $    300           $  1,206
                                                                     --------           --------

      Total Current Liabilities                                           300              1,206
                                                                     --------           --------

                      S T O C K H O L D E R S ' E Q U I T Y

Common Stock
  75,000,000 authorized shares, par value $.001
  30,000,000 shares issued and outstanding
   (April 30, 2008 - 30,000,000)                                       30,000             30,000
Additional paid in capital                                             40,000             40,000
Deficit accumulated during exploration stage                          (26,902)           (25,058)
                                                                     --------           --------

      Total Stockholders' Equity                                       43,098             44,942
                                                                     --------           --------

      Total Liabilities and Stockholders' Equity                     $ 43,398           $ 46,148
                                                                     ========           ========


                 See accompanying notes to financial statements

                              KITCHER RESOURCES INC
                         (An Exploration Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                           Period from
                                              Three Months          Three Months        December 26, 2006
                                                 Ended                 Ended          (Date of inception) to
                                                April 30,             April 30,             April 30,
                                                  2008                  2007                  2008
                                               -----------           -----------           -----------
REVENUES:
  Revenues                                     $        --           $        --           $        --
                                               -----------           -----------           -----------

      Total Revenues                                    --                    --                    --
                                               -----------           -----------           -----------
EXPENSES:
  Operating Expenses
    Exploration Expenses                                --                    --                10,000
    Impairment of Mineral Property                      --                    --                   748
    General and Adminstrative                          444                   119                 2,712
    Professional Fees                                  350                 2,600                 7,450
    Transfer Agent/Regulatory/Filing                 1,050                 1,400                 5,992
                                               -----------           -----------           -----------

      Total Expenses                                 1,844                 4,119                26,902
                                               -----------           -----------           -----------

      Net loss from Operations                      (1,844)               (4,119)              (26,902)

PROVISION FOR INCOME TAXES:                             --                    --                    --
                                               -----------           -----------           -----------

      Net Income (Loss) for the period         $    (1,844)          $    (4,119)          $   (26,902)
                                               ===========           ===========           ===========

Basic and Diluted Earnings Per Common Share    $     (0.00)          $     (0.00)          $     (0.00)
                                               -----------           -----------           -----------

Weighted Average number of Common Shares        30,000,000            20,000,000            26,065,574
                                               ===========           ===========           ===========


                 See accompanying notes to financial statements

                             KITCHER RESOURCES INC.
                         (An Exploration Stage Company)
                        Statement of Stockholders' Equity
       For the period from December 26, 2006 (inception) to April 30, 2008

                                                                                              Deficit
                                                                                            Accumulated
                                                                             Additional       During          Total
                                                                $0.001        Paid-In       Exploration    Stockholders'
                                                   Shares      Par Value      Capital          Stage          Equity
                                                   ------      ---------      -------          -----          ------
Balance, December 26, 2006 (Date of Inception)           --    $       --    $       --     $       --      $       --

Stock Issued for cash at $0.001 per share
 on December 29, 2006                            20,000,000        20,000            --             --          20,000

Net loss for the period                                  --            --            --         (8,088)         (8,088)
                                                 ----------    ----------    ----------     ----------      ----------

Balance, January 31, 2007                        20,000,000        20,000            --         (8,088)         11,912

Stock Issued for cash at $0.005 per share        10,000,000        10,000        40,000             --          50,000
 on July 9, 2007

Net loss for the year                                    --            --            --        (16,970)        (16,970)
                                                 ----------    ----------    ----------     ----------      ----------

Balance, January 31, 2008                        30,000,000        30,000        40,000        (25,058)         44,942

Net loss for the period                                  --            --            --         (1,844)         (1,844)
                                                 ----------    ----------    ----------     ----------      ----------

Balance, April 30, 2008 (Unaudited)              30,000,000    $   30,000    $   40,000     $  (26,902)     $   43,098
                                                 ==========    ==========    ==========     ==========      ==========

                 See accompanying notes to financial statements

                              KITCHER RESOURCES INC
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                         Period from
                                                  Three Months       Three Months     December 26, 2006
                                                     Ended              Ended       (Date of inception) to
                                                    April 30,          April 30,          April 30,
                                                      2008               2007               2008
                                                    --------           --------           --------
OPERATING ACTIVITIES:
  Net (Loss)                                        $ (1,844)          $ (4,119)          $(26,902)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Impairment of mineral property                       --                 --                748
     Accounts Payable                                   (906)            (5,910)               300
                                                    --------           --------           --------
Net Cash Used in from Operating Activities            (2,750)           (10,029)           (25,854)
                                                    --------           --------           --------
INVESTING ACTIVITIES:
  Mineral Property Acquisition                            --                 --               (748)
                                                    --------           --------           --------
Net Cash Used in Investing Activities                     --                 --               (748)
                                                    --------           --------           --------
FINANCING ACTIVITIES:
  Common Stock issued for cash                            --                 --             70,000
  Advance (to) from Related Party                         --             (1,338)                --
                                                    --------           --------           --------
Net Cash Provided by Financing Activities                 --             (1,338)            70,000
                                                    --------           --------           --------

Net Increase in Cash                                  (2,750)           (11,367)            43,398

Cash Balance, Begin Period                            46,148             20,000                 --
                                                    --------           --------           --------

Cash Balance, End Period                            $ 43,398           $  8,633           $ 43,398
                                                    ========           ========           ========

SUPPLEMENTAL INFORMATION:
  Taxes paid                                        $     --           $     --           $     --
                                                    ========           ========           ========

  Interest paid                                     $     --           $     --           $     --
                                                    ========           ========           ========

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

The Company's SB-2 registration statement that was initially filed on March 25, 2007 with the Securities and Exchange Commission (SEC) in order to raise an aggregate amount of $50,000 from the sale of 10,000,000 common shares at $0.005 per share, was declared effective by the SEC on June 4, 2007. The Company completed the offering as of July 9, 2007 and raised $50,000 from the sale of 10,000,000 common shares at $0.005 per share.

GOING CONCERN - The Company incurred net losses of approximately $26,902 for the period from December 26, 2006 (Date of Inception) through April 30, 2008 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from December 26, 2006 (Date of Inception) through April 30, 2008, the Company had no potentially dilutive securities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115 ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings cause by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of the Company's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. The Company has determined that the adoption of SFAS No. 159 during the period did not have any material impact on the Company's results of operations or financial position.

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

In September 2006, FASB issued SFAS No. 157, FAIR VALUE MEASURE" ("SFAS No. 157"). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company is the fiscal year beginning February 1, 2008. The Company has determined that the adoption of SFAS No. 157 during the period did not have any material impact on the Company's results of operations or financial position.

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

                             KITCHER RESOURCES INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


2. PROPERTY AND EQUIPMENT

As of April 30, 2008, the Company does not own any property and/or equipment.

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

During the period ended January 31, 2008, the sole director and officer of the Company incurred $1,338 of expenses on behalf of the Company. These amounts were repaid during the year ended January 31, 2008. Accordingly, as of April 30, 2008 and January 31, 2008, $Nil is owing to this director and officer.

For all periods presented, there have been no other related party transactions other than those mentioned above.

5. STOCK OPTIONS

As of April 30, 2008, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

The safe harbours of forward-looking statements provided by the Securities Litigation Reform Act of 1995 are unavailable to issuers not subject to the reporting requirements set forth under Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. As we have not registered our securities pursuant to Section 12 of the Exchange Act, such safe harbours set forth under the Reform Act are unavailable to us.

RESULTS OF OPERATIONS

We are still in our exploration stage and have not generated any revenue.

We incurred operating expenses of $1,844 and $4,119 for the three month periods ended April 30, 2008 and 2007, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports and registration statement.

Our net loss from inception (December 26, 2006) through April 30, 2008 was $26,902.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at April 30, 2008 was $43,398 and our liabilities were $300. We have sold $70,000 in equity securities since inception, $20,000 from the sale of 20,000,000 shares of stock to our officer and director and $50,000 from the sale of 10,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on June 4, 2007. The offering was completed on June 25, 2007.

PLAN OF OPERATION

The completed fieldworks of the Phase I of the exploration program do not appear to indicate an economically viable mineral deposit. We continue to await a complete report of the fieldwork. Management continues to be unable to engage contractors in a timely manner to complete further work on Phase I of the exploration program and we can not provide any assurance that we will be able to engage these professionals to complete the work.

We continued to maintain a mineral claim of 59 Mineral Title Grid Units (approx 3,020 acres) under Tenure #583207, 583211, 583215, 583203. Our plan of operation for the next twelve months is to continue the first phase of the exploration program on the 59 Mineral Title Grid Units. The original Marg mineral property claim consisted of 106 Mineral Title Grid Units (approx 5,446 acres).

In addition to the remaining $10,000 we anticipate spending for Phase I of the exploration program as outlined below, we anticipate spending an additional $15,000 on professional fees, including fees payable in connection with compliance with ongoing reporting obligations, general administrative costs, and lease option payments. Total expenditures over the next 12 months are therefore expected to be $25,000.

COST PROPOSAL

      PHASE 1                                                       COST
      -------                                                       ----
      Soil sampling and prospecting (14 man-days)                  7,000
      Geochemical Analyses (150 soils, 50 rocks)                   5,000
      Data evaluation and reporting                                2,000
      Contingency                                                  1,000
                                                                  ------
      Subtotal                                                    15,000
                                                                  ------

      PHASE 2
      -------
      Geophysical Surveys (35 km Mag-VLF)                         35,000
      Trenching-excavator (100 hours @ $125/hr)                   12,500
      Trenching-sampling (500 rocks)                              12,500
      Geological supervision                                       5,000
      Data evaluation and reporting                                5,000
      Contingency                                                  5,000
      Subtotal                                                    75,000
                                                                  ------
      GRAND TOTAL                                                 90,000
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

Subject to the success of phase one of the exploration program and financing, we anticipate commencing the second phase of our exploration program in Fall 2008. We will require additional funding to proceed with any subsequent recommended drilling work on the claim. We cannot provide investors with any assurance that we will be able to raise sufficient funds to fund any work after the first phase of the exploration program.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our chief executive officer and chief financial officer concluded that the company's disclosure controls and procedures are effective, as of March 31, 2008, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

Exhibit            Description                          Method of Filing
-------            -----------                          ----------------

3.1      Articles of Incorporation               Incorporated by reference to
                                                 Exhibit 3.1 to the Company's
                                                 Registration Statement on Form
                                                 SB-2 filed with the SEC on
                                                 March 15, 2007.

3.2      Bylaws                                  Incorporated by reference to
                                                 Exhibit 3.1 to the Company's
                                                 Registration Statement on Form
                                                 SB-2 filed with the SEC on
                                                 March 15, 2007.

31.1     Certification of Chief Executive        Filed electronically
         Officer pursuant to Section 302
         of the Sarbanes-Oxley Act of 2002.

31.2     Certification of Chief Financial        Filed electronically
         Officer pursuant to Section 302
         of the Sarbanes-Oxley Act of 2002.

32       Certification of Chief Executive        Filed electronically
         Officer and Chief Financial Officer
         pursuant to 18 U.S.C. Section 1350,
         as adopted pursuant to Section 906
         of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ Raminder Badyal                                               June 12, 2008
--------------------------------------------------                -------------
Raminder Badyal, President & Director                                  Date
(Chief Executive Officer, Chief Financial Officer,
Principal Accounting Officer)