Form 10-Q
period 2008-07-31
Kitcher Resources Inc.
filed 2008-09-09
CIK 1392875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JULY 31, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 30,000,000 shares as of August 28, 2008.

ITEM 1. FINANCIAL STATEMENTS

                             KITCHER RESOURCES INC.
                         (An Exploration Stage Company)
                                 Balance Sheets

                                                                     July 31,          January 31,
                                                                       2008               2008
                                                                     --------           --------
                                                                    (Unaudited)         (Audited)
                                   A S S E T S

CURRENT ASSETS
  Cash                                                               $ 37,469           $ 46,148
                                                                     --------           --------

      Total  Assets                                                  $ 37,469           $ 46,148
                                                                     ========           ========

                             L I A B I L I T I E S

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities                           $    150           $  1,206
                                                                     --------           --------

      Total Current Liabilities                                           150              1,206
                                                                     --------           --------

                      S T O C K H O L D E R S ' E Q U I T Y

Common Stock
  75,000,000 authorized shares, par value $.001
  30,000,000 shares issued and outstanding
  (April 30, 2008 - 30,000,000)                                        30,000             30,000
Additional paid in capital                                             40,000             40,000
Deficit accumulated during exploration stage                          (32,681)           (25,058)
                                                                     --------           --------
      Total Stockholders' Equity                                       37,319             44,942
                                                                     --------           --------

      Total Liabilities and Stockholders' Equity                     $ 37,469           $ 46,148
                                                                     ========           ========


                 See accompanying notes to financial statements

                              KITCHER RESOURCES INC
                         (An Exploration Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                 Period from
                                                    Three Months          Three Months        December 26, 2006
                                                       Ended                 Ended          (Date of inception) to
                                                      July 31,              July 31,              July 31,
                                                        2008                  2007                  2008
                                                     -----------           -----------           -----------
REVENUES:
  Revenues                                           $        --           $        --           $        --
                                                     -----------           -----------           -----------

      Total Revenues                                          --                    --                    --
                                                     -----------           -----------           -----------
EXPENSES:
  Operating Expenses
    Exploration Expenses                                      --                    --                10,000
    Impairment of Mineral Property                           514                    --                 1,262
    General and Adminstrative                                377                   776                 3,089
    Professional Fees                                      4,500                    --                11,950
    Transfer Agent/Regulatory/Filing                         388                 2,116                 6,380
                                                     -----------           -----------           -----------

      Total Expenses                                       5,779                 2,892                32,681
                                                     -----------           -----------           -----------

      Net loss from Operations                            (5,779)               (2,892)              (32,681)

PROVISION FOR INCOME TAXES:                                   --                    --                    --
                                                     -----------           -----------           -----------

      Net Income (Loss) for the period               $    (5,779)          $    (2,892)          $   (32,681)
                                                     ===========           ===========           ===========

Basic and Diluted Earnings Per Common Share                (0.00)                (0.00)                (0.00)
                                                     -----------           -----------           -----------

Weighted Average number of Common Shares              30,000,000            27,096,774            26,583,528
                                                     ===========           ===========           ===========


                 See accompanying notes to financial statements

                             KITCHER RESOURCES INC.
                         (An Exploration Stage Company)
                        Statement of Stockholders' Equity
       For the period from December 26, 2006 (inception) to July 31, 2008

                                                                                                 Deficit
                                                                                               Accumulated
                                                                                  Additional     During          Total
                                                                     $0.001        Paid-In     Exploration    Stockholders'
                                                      Shares        Par Value      Capital        Stage          Equity
                                                      ------        ---------      -------        -----          ------
Balance, December 26, 2006 (Date of Inception)              --      $     --      $     --      $      --       $     --

Stock Issued for cash at $0.001 per share
 on December 29, 2006                               20,000,000        20,000            --             --         20,000

Net loss for the period                                     --            --            --         (8,088)        (8,088)
                                                    ----------      --------      --------      ---------       --------

Balance, January 31, 2007                           20,000,000        20,000            --         (8,088)        11,912

Stock Issued for cash at $0.005 per share           10,000,000        10,000        40,000             --         50,000
 on July 9, 2007
Net loss for the year                                       --            --            --        (16,970)       (16,970)
                                                    ----------      --------      --------      ---------       --------

Balance, January 31, 2008                           30,000,000        30,000        40,000        (25,058)        44,942

Net loss for the period                                     --            --            --         (7,623)        (7,623)
                                                    ----------      --------      --------      ---------       --------

Balance, July 31, 2008 (Unaudited)                  30,000,000      $ 30,000      $ 40,000      $ (32,681)      $ 37,319
                                                    ==========      ========      ========      =========       ========


                 See accompanying notes to financial statements

                             KITCHER RESOURCES INC
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)

                                                                                          Period from
                                                  Three Months       Three Months      December 26, 2006
                                                     Ended              Ended        (Date of inception) to
                                                    July 31,           July 31,            July 31,
                                                      2008               2007                2008
                                                    --------           --------            --------
OPERATING ACTIVITIES:
  Net (Loss)                                        $ (5,779)          $ (2,892)           $(32,681)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Impairment of mineral property                      514                 --               1,262
     Accounts Payable                                   (150)              (840)                150
                                                    --------           --------            --------
Net Cash Used in from Operating Activities            (5,415)            (3,732)            (31,269)
                                                    --------           --------            --------
INVESTING ACTIVITIES:
  Mineral Property Acquisition                          (514)                --              (1,262)
                                                    --------           --------            --------
Net Cash Used in Investing Activities                   (514)                --              (1,262)
                                                    --------           --------            --------
FINANCING ACTIVITIES:
  Common Stock issued for cash                            --             50,000              70,000
  Advance (to) from Related Party                         --                 --                  --
                                                    --------           --------            --------
Net Cash Provided by Financing Activities                 --             50,000              70,000
                                                    --------           --------            --------

Net Increase in Cash                                  (5,929)            46,268              37,469

Cash Balance,  Begin Period                           43,398              8,633                  --
                                                    --------           --------            --------

Cash Balance,  End Period                           $ 37,469           $ 54,901            $ 37,469
                                                    ========           ========            ========

SUPPLEMENTAL INFORMATION:
  Taxes paid                                        $     --           $     --            $     --
                                                    ========           ========            ========

  Interest paid                                     $     --           $     --            $     --
                                                    ========           ========            ========


                 See accompanying notes to financial statements

                             KITCHER RESOURCES INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

DESCRIPTION OF BUSINESS AND HISTORY - Kitcher Resources Inc., a Nevada corporation, (hereinafter referred to as the "Company" or "Kitcher Resources ") was incorporated in the State of Nevada on December 26, 2006. The Company was formed to engage in the acquisition, exploration and development of natural resource properties. The Company acquired mineral claims during the period ending July 31, 2008 for $1,262.

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

GOING CONCERN - The Company incurred net losses of approximately $32,681 for the period from December 26, 2006 (Date of Inception) through July 31, 2008 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period from December 26, 2006 (Date of Inception) through July 31, 2008, the Company had no potentially dilutive securities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115 ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings cause by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of the Company's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. As of July 31, 2008, the Company has not adopted this statement and management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

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

                             KITCHER RESOURCES INC.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements


2. PROPERTY AND EQUIPMENT

As of July 31, 2008, the Company does not own any property and/or equipment.

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

During the period ended January 31, 2008, the sole director and officer of the Company incurred $1,338 of expenses on behalf of the Company. These amounts were repaid during the year ended January 31, 2008. Accordingly, as of July 31, 2008 $Nil (2007 - $1,338) is owing to this director and officer.

For all periods presented, there have been no other related party transactions other than those mentioned above.

5. STOCK OPTIONS

As of July 31, 2008, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

We incurred operating expenses of $5,779 and $2,892 for the three month periods ended July 31, 2008 and 2007, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports and registration statement.

Our net loss from inception (December 26, 2006) through July 31, 2008 was
$32,681.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at July 31, 2008 was $37,469 and our liabilities were $150. We have sold $70,000 in equity securities since inception, $20,000 from the sale of 20,000,000 shares of stock to our officer and director and $50,000 from the sale of 10,000,000 shares registered pursuant to our SB-2 Registration Statement which became effective on June 4, 2007. The offering was completed on June 25, 2007.

PLAN OF OPERATION

The completed fieldworks of the Phase I of the exploration program do not appear to indicate an economically viable mineral deposit. We continued to maintain a mineral claim of 59 Mineral Title Grid Units (approx 3,020 acres) under Tenure #583207, 583211, 583215, 583203. The original Marg mineral property claim consisted of 106 Mineral Title Grid Units (approx 5,446 acres).

We will look for other potential business opportunities that might be available to the Company. Our management will begin analyzing various alternatives available to our Company to ensure our survival and to preserve our shareholder's investment in our common shares. This analysis will include sourcing additional forms of financing to continue in mineral exploration, or mergers and/or acquisitions. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our original business are not good.

We will be focusing our preliminary merger/acquisition activities on potential business opportunities with established business entities for the merger of a target business with our Company. In certain instances, a target business may wish to become a subsidiary of our Company or may wish to contribute assets to our Company rather than merge. There can be no assurances that there will be other business opportunities available nor can there be any certainties of the business industry of the opportunity that might be available nor any indication of the financial resources required of any possible business opportunity. We anticipate that any new acquisition or business opportunities by our Company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our Company requires additional financing and we are unable to acquire such funds, our business may fail.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer be in control of our company and our existing business will close down. In addition, it is likely that our officers and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We may seek a business opportunity with entities who have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

At this stage, we can provide no assurance that we will be able to locate compatible business opportunities, what additional financing we will require to complete a combination or merger with another business opportunity or whether the opportunity's operations will be profitable.

As of the date hereof, we have not been successful in our exploration efforts. We are uncertain about our continued ability to raise funds. Further, we believe that our Company may have more difficulties raising capital for our existing operations than for a new business opportunity. We have not entered into any formal written agreements for a business combination or opportunity. If any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

If we are unable to secure adequate capital to continue our business or alternatively, complete a merger or acquisition, our shareholders will lose some or all of their investment and our business will likely fail.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our chief executive officer and chief financial officer concluded that the company's disclosure controls and procedures are effective, as of July 31, 2008, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 6. EXHIBITS

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

3.2      Bylaws                                  Incorporated by reference to
                                                 Exhibit 3.2 to the Company's
                                                 Registration Statement on Form
                                                 SB-2 filed with the SEC on
                                                 March 15, 2007.

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


/s/ Raminder Badyal                                            September 8, 2008
-------------------------------------                          -----------------
Raminder Badyal, President & Director                                Date
(Chief Executive Officer, Chief Financial Officer,
Principal Accounting Officer)