Form 10-Q
period 2008-10-31
Kitcher Resources Inc.
filed 2008-12-22
CIK 1392875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number 333-141328

KITCHER RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-8107485
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

15th Floor, 654 Madison Avenue, New York, New York	10021
(Address of principal executive offices)	(Zip Code)

917-796-9926
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[X] YES [ ] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 30,000,000 common shares issued and outstanding as of December 16, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

KITCHER RESOURCES INC.
(An Exploration Stage Company)
Balance Sheets

A S S E T S

	October 31, 2008	January 31, 2008
	(Unaudited)	(Audited)

Current Assets

Cash	$10,403	$46,148

Total Assets	$10,403	$46,148

L I A B I L I T I E S

Current Liabilities
Accounts Payable and Accrued
Liabilities	$-	$1,206

Total Current Liabilities	-	1,206

S T O C K H O L D E R S ' E Q U I T Y

Common Stock
75,000,000 authorized shares, par
value $.001
30,000,000 shares issued and
outstanding
(January 31, 2008 - 30,000,000)	30,000	30,000
Additional paid in capital	40,000	40,000
Deficit accumulated during exploration
stage	(59,597)	(25,058)

Total Stockholders' Equity	10,403	44,942

Total Liabilities and Stockholders'
Equity	$10,403	$46,148

See accompanying notes to financial statements

KITCHER RESOURCES INC
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

						Period from
						December 26,
						2006
		Three Months		Three Months		(Date of
		Ended		Ended		inception) to
				October 31,
		October 31, 2008		2007		October 31, 2008
Revenues:
			$		$
Revenues		$-		-		-

Total Revenues		-		-		-
Expenses:
Operating Expenses
Exploration Expenses		-		5,000		10,000
Impairment of Mineral Property		-		-		1,262
General and Adminstrative		126		150		3,215
Professional Fees		26,500		2,000		38,450
Transfer Agent/Regulatory/Filing		290		695		6,670
Total Expenses		26,916		7,845		59,597
Net loss from Operations		(26,916)		(7,845)		(59,597)

Provision for Income Taxes:		-		-		-

	$		$		$
Net Income (Loss) for the period		(26,916)		(7,845)		(59,597)

Basic and Diluted Earnings Per Common
Share		(0.00)		(0.00)		(0.00)

Weighted Average number of Common Shares		30,000,000		30,000,000		27,022,222

See accompanying notes to financial statements

KITCHER RESOURCES INC.
(An Exploration Stage Company)
Statement of Stockholders' Equity
For the period from December 26, 2006 (inception) to October 31, 2008

				Deficit
				Accumulated
			Additional	During	Total
		$0.001	Paid-In	Exploration	Stockholders'
	Shares	Par Value	Capital	Stage	Equity

Balance, December 26, 2006 (Date of Inception)	-	$-	$-	$-	$-

Stock Issued for cash at $0.001 per share on December
29, 2006	20,000,000	20,000	-	-	20,000
Net loss for the period	-	-	-	(8,088)	(8,088)

Balance, January 31, 2007	20,000,000	20,000	-	(8,088)	11,912

Stock Issued for cash at $0.005 per share on July 9,
2007	10,000,000	10,000	40,000	-	50,000
Net loss for the year	-	-	-	(16,970)	(16,970)

Balance, January 31, 2008	30,000,000	30,000	40,000	(25,058)	44,942

Net loss for the period	-	-	-	(34,539)	(34,539)

Balance,October 31, 2008 (Unaudited)	30,000,000	$30,000	$40,000	$(59,597)	$10,403

See accompanying notes to financial statements

KITCHER RESOURCES INC
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

						Period from
						December 26, 2006
		Three Months		Three Months		(Date of inception)
		Ended		Ended		to
		October 31,		October 31,
		2008		2007		October 31, 2008
Operating Activities:
Net (Loss)		$(26,916)		$(7,845)		$(59,597)
Adjustments to reconcile net loss to net cash used in
operating activities:
Impairment of mineral property		-		(225)		1,262
Accounts Payable		(150)		-		-
				-		-
Net Cash Used in from Operating Activities		(27,066)		(8,070)		(58,335)
Investing Activities:
Mineral Property Acquisition		-		-		(1,262)
Net Cash Used in Investing Activities		-		-		(1,262)
Financing Activities:
Common Stock issued for cash		-		-		70,000
Advance (to) from Related Party		-		-		-
Net Cash Provided by Financing Activities		-		-		70,000

Net Increase in Cash		(27,066)		(8,070)		10,403

Cash Balance, Begin Period		37,469		54,901		-
	$		$		$
Cash Balance, End Period		10,403		46,831		10,403
Supplemental Information:

Taxes paid		-		-		-

Interest paid		-		-		-

See accompanying notes to financial statements

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

The Company’s SB-2 registration statement that was initially filed on March 25, 2007 with the Securities and Exchange Commission (SEC) in order to raise an aggregate amount of $50,000 from the sale of 10,000,000 common shares at $0.005 per share, was declared effective by the SEC on June 4, 2007. The Company completed the offering as of July 9 2007 and raised $50,000 from the sale of 10,000,000 common shares at $0.005 per share.

GOING CONCERN - The Company incurred net losses of approximately $59,597 for the period from December 26, 2006 (Date of Inception) through October 31, 2008 and has commenced limited operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings cause by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of the Company’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. As of July 31, 2008, the Company has not adopted this statement and management has not determined the effect that adopting this statement would have on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of an entity’s first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. Management has not determined the effect that adopting this statement would have on the Company’s financial position or results of operations.

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the entity’s first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations completed by the Company prior to February 1, 2009 will be recorded and disclosed following existing GAAP. Management has not determined the effect that adopting this statement would have on the Company’s financial position or results of operations.

In September 2006, FASB issued SFAS No. 157, Fair Value Measure” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company is the fiscal year beginning February 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 but does not expect that it will have a significant effect on its financial position or results of operations.

In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of Statement No. 158 did not have any material impact on the Company’s results of operations or financial position.

2. PROPERTY AND EQUIPMENT

As of October 31, 2008, the Company does not own any property and/or equipment.

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

4. RELATED PARTY TRANSACTIONS

The Company’s sole director was not paid for any underwriting services that he performed on behalf of the Company with respect to the Company's SB-2 prospectus offering.

As of October 31, 2008, there have been no other related party transactions between the Company and any officers other than those mentioned above.

5. STOCK OPTIONS

As of October 31, 2008, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "US$" refer to United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our" and "our company" mean Kitcher Resources, Inc., unless otherwise indicated.

General Overview

We were incorporated pursuant to the laws of the State of Nevada on December 26, 2006. Since our incorporation, we had been in the business of the exploration and development of a mineral property consisting of 5 M.T.O. cells (totaling 5,446 acres) in southern British Columbia. Our property was without known reserves and our program was exploratory in nature.

We commenced Phase I of our exploration work on the claim in mid-November 2007. The completed fieldwork of the Phase I exploration program do not appear to indicate an economically viable mineral deposit. Our management decided to decrease our mineral property holdings in southern British Columbia from 5,446 acres to 3,020 acres. We currently hold 59 Mineral Title Grid Units comprising 3,020 acres under Tenure Numbers 583207, 583211, 583215 and 583203.

Our management is currently evaluating other potential business opportunities that might be available to our company. Our management will begin analyzing various alternatives available to our company to ensure our survival and to preserve our shareholder's investment in our common shares. This analysis will include sourcing additional forms of financing to continue in mineral exploration, or mergers and/or acquisitions. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our original business are not good.

Results of Operations

Three month Summary ending October 31, 2008 and 2007

		Three Months Ended
		October 31
		2008		2007
Revenue	$	Nil	$	Nil
Operating Expenses		$26,916		$7,845
Net Loss		$(26,916)		$(7,845)

Expenses

Our operating expenses for the three month periods ended October 31, 2008 and 2007 are outlined in the table below:

		Three Months Ended
		October 31
		2008		2007
Exploration Expenses	$	Nil		$5,000
Impairment of Mineral	$	Nil	$	Nil
Property
General and Administrative		$126		$150
Professional Fees		$26,500		$2,000
Transfer		$290		$695
Agent/Regulatory/Filing Fees

Operating expenses for the three months ended October 31, 2008, increased by 243.01% as compared to the comparative period in 2007 primarily as a result of an increase in research and development fees.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital
		At October	At January	Increase/Decrease
		31, 2008	31, 2008
Current Assets		$10,403	$46,148	$(35,745)
Current Liabilities	$	Nil	$1,206	$(1,206)
Working Capital		$10,403	$44,942	$(34,539)

Cash Flows
		At October		At October
		31, 2008		31, 2007
Net Cash Provided by (Used in) Operating Activities		$(27,066)		$(8,070)
Net Cash Provided by (Used In) Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities	$	Nil	$	Nil
Increase In Cash During The Period		$(27,066)		$(8,070)

As of October 31, 2008, our company had working capital of $10,403. We plan to raise additional capital required to meet immediate short-term needs and to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities.

We are not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

Future Financings

We will require additional financing in order to enable us to proceed with our product development program. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations. We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future debt or equity financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

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

Item 3. Quantitative Disclosures About Market Risks

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4T. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of October 31, 2008, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of October 31, 2008, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue activities in which case you could lose your investment.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. As such we may have to cease activities and you could lose your investment.

Because the probability of an individual prospect ever having reserves is extremely remote, any funds spent on exploration will probably be lost.

The probability of an individual prospect ever having reserves is extremely remote. In all probability, the property does not contain any reserves. As such, any funds spent on exploration will probably be lost which will result in a loss of your investment.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease activities.

We were incorporated in December 26, 2006 and have not realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to October 31, 2008 is $59,597. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

  our ability to locate a profitable mineral property
  our ability to generate revenues
  our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease activities.

Because we will have to spend additional funds to determine if we have a reserve, if we can't raise the money we will have to cease operations and you could lose your investment.

Even if we complete our current exploration programs and are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit, a reserve.

Because we are small and do not have much capital, we may have to limit our exploration activity which may result in a loss of your investment.

Because we are small and do not have much capital, we must limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In that event, an existing reserve may go undiscovered. Without a reserve, we cannot generate revenues and you will lose your investment.

We may not have access to all of the supplies and materials we need to begin exploration which could cause us to delay or suspend activities.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

Our management is currently seeking out potential business opportunities and there are numerous risks associated with any potential business opportunity.

We intend to use reasonable efforts to acquire or complete potential business opportunities that our management determines is in the best interests of our shareholders. Such combinations will be accompanied by risks commonly encountered in acquisitions. Failure to manage and successfully integrate acquisitions we make could harm our business, our strategy and our operating results in a material way.

Trading in our common shares on the OTC Bulletin Board is limited and sporadic making it difficult for our shareholders to sell their shares or liquidate their investments.

Our common shares are currently listed for public trading on the OTC Bulletin Board. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management’s attention and resources.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K

Exhibit
Number	Description

3.1(2)	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on March 15, 2007).

3.2(1)	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on March 15, 2007).

31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KITCHER RESOURCES, INC.

By:	/s/ Seth Shaw
Seth Shaw
President, Secretary, Treasurer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)
Date: December 22, 2008