Form 10-Q
period 2009-04-30
Kitcher Resources Inc.
filed 2012-03-22
CIK 1392875

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-141328

Kitcher Resources Inc. Now known as Amogear Inc.
(Name of small business issuer in its charter)

Nevada	20-8107485
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7 Bond Street Boston, Massachusetts 02118
(Address of principal executive offices)

(000) 000-0000
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001
(Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.  N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes ☐    No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of March 12, 2012
Common Stock, $0.001	40,003,512*

*Reflects reverse stock split of one for five hundred (1:500) effective as of March 1, 2012.

KITCHER RESOURCES INC.

Form 10-Q

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 1. FINANCIAL STATEMENTS

 Item 1. Financial Statements.

KITCHER RESOURCES INC.
(An Exploration Stage Company)
Balance Sheets

ASSETS

	April 30, 2009	January 31, 2009
	(Unaudited)	(Audited)

Current Assets

Cash	$-	$-

Total Assets	$-	$-

LIABILITIES

Current Liabilities
Accounts Payable and Accrued
Liabilities	$-	$-

Total Current Liabilities	-	-

STOCKHOLDERS' EQUITY

Common Stock
75,000,000 authorized shares

750,000 shares issued and
Outstanding
@par value of .001	750	750
Additional paid in capital	72,250	69,250
Deficit accumulated during exploration
Stage	(73,000)	(70,000)

Total Stockholders' Equity	-	-

Total Liabilities and Stockholders'
Equity	$-	$-

See accompanying notes to financial statements

KITCHER RESOURCES INC
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended April 30, 2009		Three Months Ended April 30, 2008		Period from December 26, 2006 (Date of inception) to April 30, 2009
Revenues:
Revenues		$-		$-		$-

Total Revenues		-		-		-
Expenses:
Operating Expenses
Exploration Expenses		-		-		10,000
Impairment of Mineral Property		-		-		748
General and Administrative		3,000		444		5,394
Professional Fees		-		350		51,626
Transfer Agent/Regulatory/Filing		-		1,050		5,232
Total Expenses		3,000		1,844		73,000
Net loss from Operations		(3,000)		(1,844)		(73,000)

Provision for Income Taxes:		-		-		-

	$		$		$
Net Income (Loss) for the period		(3,000)		(1,844)		(73,000)

Basic and Diluted Earnings Per Common
Share		(0.00)		(0.00)

Weighted Average number of Common Shares		750,000		750,000

See accompanying notes to financial statements

KITCHER RESOURCES INC.
(An Exploration Stage Company)
Statement of Stockholders' Equity
For the period from December 26, 2006 (inception) to April 30, 2009

				Deficit
				Accumulated
			Additional	During	Total
		$ 0.001	Paid-In	Exploration	Stockholders'
	Shares	Par Value	Capital	Stage	Equity

Balance, December 26, 2006 (Date of Inception)	-	$-	$-	$-	$-

Stock Issued for cash at $0.001 per share on December 29, 2006	500,000	500	19,500	-	20,000
Net loss for the period	-	-	-	(8,088	(8,088)

Balance, January 31, 2007	500,000	500	19,500	(8,088	11,912

Stock Issued for cash at $0.005 per share on July 9, 2007	250,000	250	49,750	-	50,000
Net loss for the year	-	-	-	(16,970)	(16,970)

Balance, January 31, 2008	750,000	750	69,250	(25,058)	44,942

Net loss for the year	-	-	-	(44,942)	(44,942)

Balance, January 31, 2009	750,000	$750	$69,250	$(70,000)	$-

Services provided without cost			3,000	3,000

Net Loss for the period			(3,000)	(3,000)

Balance April 30, 2009	750,000	750	72,250	(73,000)

KITCHER RESOURCES INC
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	Three Months Ended April 30, 2009		Three Months Ended April 30, 2008		Period from December 26, 2006 (Date of inception) to April 30, 2009
Operating Activities:
Net (Loss)		$(3,000)		$(1,844		$(73,000)
Adjustments to reconcile net loss to net cash used in
operating activities:
Impairment of mineral property		-		-		748
Accounts Payable		-		(906)		-
				-		-
Net Cash Used in from Operating Activities		(3,000)		(2,750)		(72,252)
Investing Activities:
Mineral Property Acquisition		-		-		(748)
Net Cash Used in Investing Activities		-		-		(748)
Financing Activities:
Common Stock issued for cash		-		-		70,000
Advance (to) from Related Party		3,000		-		3,000
Net Cash Provided by Financing Activities		3,000		-		73,000

Net Increase in Cash		-		(2,750)		-

Cash Balance, Begin Period		-		46,148		-
	$		$		$
Cash Balance, End Period		-		43,398		-
Supplemental Information:

Taxes paid		-		-		-

Interest paid		-		-		-

See accompanying notes to financial statements

KITCHER RESOURCES INC.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2009

The Company

Note 1 Organizational Background:

Kitcher Resources Inc., a Nevada corporation, (hereinafter referred to as the "Company" or "Kitcher Resources ") was incorporated in the State of Nevada on December 26, 2006. The Company was formed to engage in the acquisition, exploration and development of natural resource properties. The Company acquired mineral claims during the initial period ending January 31, 2007 for $748.

The Company's operations have been limited to general administrative operations, and initial property staking and investigation, and is considered to be an Exploration Stage Company .

In October of 2011 the Company had a change of control and has embarked on a new business plan which is clothing and accessories for the mixed martial arts sports area.

Significant Accounting Policies

Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

Property and Equipment  New property and equipment are recorded at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 5 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

Valuation of Long-Lived Assets: We review the recoverability of our long-lived assets including equipment, goodwill and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

Stock Based Compensation: Stock-based awards to employees and non-employees are accounted for using the fair value method in accordance with ASC 718, Share-Based Payments.  Our primary type of share-based compensation consists of stock options. ASC 718 requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements.. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting.

ASC 718 also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, ASC 718 required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share.

Accounting For Obligations And Instruments Potentially To Be Settled In The Company’s Own Stock: We account for obligations and instruments potentially to be settled in the Company’s stock in accordance with FASB ASC 815, Accounting for Derivative Financial Instruments. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s own stock.

Subsequent Events: Subsequent events have been evaluated up to and including the date at which the financial statements were available-February of 2012.

Fair Value of Financial Instruments: FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2010 and 2009, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates

Fair Value Measurements: FASB ASC 820 defines fair value and establishes a framework for measuring fair value and establishes a fair value hierarchy which prioritizes the inputs to the inputs to the valuation techniques. Fair value is the price that would be received to sell an asset or amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. Valuation techniques that are consistent with the market, income or cost approach, as specified by FASB ASC 820, are used to measure fair value.

Fair Value Hierarchy

 FASB ASC 820  specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs), or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). In accordance with FASB ASC 820, these two types of inputs have created the following fair value hierarchy:

•	Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities.
•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly.

•	Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

FASB ASC 820 requires the use of observable market data if such data is available without undue cost and effort.

Measurement of Fair Value

The Company measures fair value as an exit price using the procedures described below for all assets and liabilities measured at fair value. When available, the Company uses unadjusted quoted market prices to measure fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based or independently-sourced market parameters such as interest rates and currency rates. Items valued using internally generated models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be inputs that are readily observable. If quoted market prices are not available, the valuation model used generally depends on the specific asset or liability being valued. The determination of fair value considers various factors including interest rate yield curves and time value underlying the financial instruments.

Earnings per Common Share: We have adopted the provisions of ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Effective June 13, 2011, we enacted a reverse split of the common stock in the amount of 1:40 Except as otherwise noted, all share numbers have been restated to give retroactive effect to this reverse split. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred from inception.

Income Taxes: We have adopted ASC 740, Accounting for Income Taxes. Pursuant to ASC 740, we are required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carryforwards. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of our net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our results and the mix of income or loss in domestic and foreign tax jurisdictions in which we operate.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and to the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we will reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We will record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

ASC 740 which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized

Uncertain Tax Positions

The Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN No. 48”) which was effective for the Company on January 1, 2007.  FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements.

Note 2- Recent Accounting Pronouncements

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements..

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate references to pre-codification standards.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

Note 3- Income Taxes:

We have adopted ASC 740 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. Our net operating loss carryovers incurred prior to 2011 considered available to reduce future income taxes were reduced or eliminated through our 2011 change of control (I.R.C. Section 382(a)) and the continuity of business limitation of I.R.C. Section 382(c).

At January 31, 2009 we have a current operating loss carry-forward of $ 70,000 resulting in deferred tax assets of $23,800 We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

The Company is not under examination by any jurisdiction for any tax year. .

4. Commitments:

The Company is not a party to any leases and does not have any commitments

5. Stockholders' Equity:

Common Stock

We are currently authorized to issue up to 75,000,000 shares of $ 0.001 par value common stock. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis..

Stock Options

There are no employee or non-employee options grants. All previously issued grants have expired.

In June of 2011 we enacted a split of the common stock in the amount of 1:40. Except as otherwise noted, all share numbers have been restated to give retroactive effect to this reverse split. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred from inception.

Fair value of services: The sole officer and director provided, without cost to the Company, his services, valued at $800 per month. Also provided, without cost to the Company, was office space valued at $200 per month. The total of these expenses was $3,000 for the three-month periods ended April 30 2009  and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

6. Change of Control:

On October 14, 2011 the holder of 1,000,000 shares of common stock sold such shares to Michael Ceccon through a Stock Purchase, and Sale Agreement. . The agreement resulted in Ceccon owning 57.14% of the outstanding common shares.

7.  Subsequent Event:

On March 1, 2012 the Company enacted a 1 to 500 reverse split resulting in 3,512 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operation

Three Month Period Ended April 30, 2009 Compared to Three Month Period Ended April 30, 2008.

For the three months ended April 30, 2009 the Company incurred a loss of $3,000 compared to a loss of $1,844 due to increased administrative and overhead recognized costs.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended April 30, 2009 Compared with Three months ended April 30, 2008

Our cash flows used from Operating Activities for the three months ended April 30, 2009 was $(3,000) compared to $(I,844)

PLAN OF OPERATION AND FUNDING

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

Material Commitments

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our January 31, 2009 and January 31, 2008 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM III. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

Exchange Rate

Our reporting currency is United States Dollars (“USD”).  In the event we acquire any properties outside of the United States, the fluctuation of exchange rates may have positive or negative impacts on our results of operations.

Interest Rate

Interest rates in the United States are generally stable. Any potential future loans will relate mainly to acquisition of properties and will be mainly short-term. However, our debt may be likely to rise in connection with expansion and if interest rates were to rise at the same time, this could have a significant impact on our operating and financing activities. We have not entered into derivative contracts either to hedge existing risks for speculative purposes.

ITEM IV. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of April 30, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  We identified a material weakness in our internal control over financial reporting primarily attributable to limited accounting and SEC reporting expertise within the Company. Due to our exploration stage, we have limited financial ability to remedy this staffing deficiency at this time.

CHANGES IN INTERNAL CONTROLS

No significant changes were implemented in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 24, 2011, the District Court in and for Clark County, Nevada, appointed Joseph Arcaro as our custodian pursuant to Nevada Revised Statutes 78.347. This resulted from the abandonment by Raminder Badyal as the sole executive officer and member of the Board of Directors. A copy of the documentation filed with the Nevada District Court and the Court Order dated May 24, 2011 (the “Court Order”) is attached as an exhibit. On May 30, 2011, the court appointed custodian, Joseph Arcaro, appointed himself to serve as our sole executive officer (President, Secretary and Treasurer) and member of the Board of Directors on an interim basis.  Under Nevada statutory law and the Court Order, the custodian had the express authority to appoint a new board and new statutory officers. On June 2, 2011, we were reinstated under the laws of the State of Nevada and currently in good standing.

On March 8, 2012, the Nevada District Court order termination of the custodianship. A copy of the termination order is attached as an exhibit.

Other than as referenced above, we are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM IA. RISK FACTORS

No report required

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. Removed and Reserved

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report.

EXHIBIT NO.	DOCUMENT

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

KITCHER RESOURCES INC.
SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KITCHER RESOURCES INC.

Dated: March 12, 2012	By:	/s/ Michael Ceccon
Michael Ceccon, President/Chief
Executive Officer

Dated: March 12, 2012	By:	/s/ Michael Ceccon
Michael Ceccon, Chief Financial Officer