Form 10-Q
period 2009-07-31
Kitcher Resources Inc.
filed 2012-03-22
CIK 1392875

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

ITEM 1. FINANCIAL STATEMENTS

Item 1. Financial Statements.

KITCHER RESOURCES INC.
(An Exploration Stage Company)
Balance Sheets

ASSETS

	July 31, 2009	January 31, 2009
	(Unaudited)	(Audited)

Current Assets

Cash	$-	$-

Total Assets	$-	$-

LIABILITIES

Current Liabilities
Accounts Payable and Accrued
Liabilities-Convertible Debt	$1,700	$-

Total Current Liabilities	1,700	-

STOCKHOLDERS' EQUITY

Common Stock
75,000,000 authorized shares

750,000 shares issued and
outstanding
@par value of .001	750	750
Additional paid in capital	75,250	69,250
Deficit accumulated during exploration
Stage	(77,700)	(70,000)

Total Stockholders' Equity	(1,700)	-

Total Liabilities and Stockholders'
Equity	$-	$-

See accompanying notes to financial statements

KITCHER RESOURCES INC
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended July 31, 2009		Three Months Ended July 31, 2008		Six Months Ended July 31, 2009	Six Months Ended July 31, 2008	Period from December 26, 2006 (Date of Inception) to July 31, 2009

Revenues:

Revenues		$-		$-	$-

Total Revenues		-		-	-
Expenses:
Operating Expenses
Exploration Expenses		-		-	-	-		10,000
Impairment of Mineral Property		-		514	-	514		748
General and Administrative		3,000		377	6,000	821		8,394
Professional Fees		-		4,500	-	4,850		51,626
Transfer Agent/Regulatory/Filing		1,700		388	1,700	1,438		6,932
Total Expenses		4,700		5,779	7,700	7,623		77,700
Net loss from Operations		(4,700)		(5,779)	(7,700)	(7,623)		(77,700)

Provision for Income Taxes:		-		-	-

	$		$				$
Net Income (Loss) for the period		(4,700)		(5,779)	(7,700)	(7,623)		(77,700)

Basic and Diluted Earnings Per Common
Share		(0.00)		(0.01)	(0.01)	(0.01)

Weighted Average number of Common Shares		750,000		750,000	750,000	750,000

See accompanying notes to financial statements

KITCHER RESOURCES INC.
(An Exploration Stage Company)
Statement of Stockholders' Equity
For the period from December 26, 2006 (inception) to July 31, 2009

				Deficit
				Accumulated
			Additional	During	Total
		$ 0.001	Paid-In	Exploration	Stockholders'
	Shares	Par Value	Capital	Stage	Equity

Balance, December 26, 2006 (Date of Inception)	-	$-	$-	$-	$-

Stock Issued for cash at $0.001 per share on December 29, 2006	500,000	500	19,500	-	20,000
Net loss for the period	-	-	-	(8,088)	(8,088)

Balance, January 31, 2007	500,000	500	19,500	(8,088)	11,912

Stock Issued for cash at $0.005 per share on July 9, 2007	250,000	250	49,750	-	50,000
Net loss for the year	-	-	-	(16,970)	(16,970)

Balance, January 31, 2008	750,000	750	69,250	(25,058)	44,942

Net loss for the year	-	-	-	(44,942)	(44,942)

Balance, January 31, 2009	750,000	$750	$69,250	$(70,000)	$-

Value of services contributed			6,000		6,000

Loss for the period				(7,700)	(7,700)

Balance July 31, 2009	750,000	750	69,250	(77,700)	(1,700)

KITCHER RESOURCES INC
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	Six Months Ended July 31, 2009		Six Months Ended July 31, 2008		Period from December 26, 2006 (Date of inception) to July 31, 2009
Operating Activities:
Net (Loss)		$(7,700)		$(7,623)		$(77,700)
Adjustments to reconcile net loss to net cash used in
operating activities:
Impairment of mineral property		-		-		748
Accounts Payable		7,700		(1,056)		7,700
				-		-
Net Cash Used in from Operating Activities		-		(8,679)		(69,252)
Investing Activities:
Mineral Property Acquisition		-		-		(748)
Net Cash Used in Investing Activities		-		-		(748)
Financing Activities:
Common Stock issued for cash		-		-		70,000
Advance (to) from Related Party		-		-		-
Net Cash Provided by Financing Activities		-		-		70,000

Net Increase in Cash		-		(8,679)		-

Cash Balance, Begin Period		-		46,148		-
	$		$		$
Cash Balance, End Period		-		37,469		-
Supplemental Information:

Taxes paid		-		-		-

Interest paid		-		-		-

See accompanying notes to financial statements

KITCHER RESOURCES INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2009

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

Fair value of services: The sole officer and director provided, without cost to the Company, his services, valued at $800 per month. Also provided, without cost to the Company, was office space valued at $200 per month. The total of these expenses was $3,000 for the three-month period ended  July 31, 2009 and $6,000 for the six month period,  and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

Convertible Debt-The Company has a liability for $1,700 arising out of a transfer agent bill. This debt was assigned to a third party by the company and payable into convertible stock anytime after May 31, 2011 for 17,000,000 shares of stock at .0001.

6. Change of Control:

On October 14, 2011 the holder of 1,000,000 shares of common stock sold such shares to Michael Ceccon through a Stock Purchase, and Sale Agreement. . The agreement resulted in Ceccon owning 57.14% of the outstanding common shares.

7.  Subsequent Event

On March 1, 2012 the Company effectuated a 1 to 500 reverse stock split resulting in 3,512 shares issued and outstanding.

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

Results of Operation

Six and Three Month Periods Ended July 31, 2009 Compared to Six and Three Month Periods Ended July 31, 2008.

The Company incurred losses of $7,700 for the six months ended July 31, 2009 compared to virtually the same amount in 2008 of $7,623.

For the three month period ended the company’s loss was $4,700 compared to $5,779 mainly due to less professional fees.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended July 31, 2009 compared to July 31, 2008

At July 31, 2009 the company had no cash position and zero cash used from operating activities. In 2008 the company used $8,679 from operations.

Cash Flows from Operating Activities

Cash Flows from Investing Activities

Cash Flows from Financing Activities

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

ITEM IV. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of July 31, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  We identified a material weakness in our internal control over financial reporting primarily attributable to limited accounting and SEC reporting expertise within the Company. Due to our exploration stage, we have limited financial ability to remedy this staffing deficiency at this time.

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