Form 10-Q
period 2009-10-31
Kitcher Resources Inc.
filed 2012-03-22
CIK 1392875

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

☐ RANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

ITEM 1. FINANCIAL STATEMENTS

Item 1. Financial Statements.

KITCHER RESOURCES INC.
(An Exploration Stage Company)
Balance Sheets

ASSETS

	October 31, 2009	January 31, 2009
	(Unaudited)	(Audited)
Current Assets

Cash	$-	$-

Total Assets	$-	$-

LIABILITIES

Current Liabilities
Accounts Payable and Accrued Liabilities	$1,700	$-

Total Current Liabilities	1,700	-

STOCKHOLDERS' EQUITY

Common Stock
75,000,000 authorized shares

750,000 shares issued and
outstanding @par value of .001	750	750
Additional paid in capital	78,250	69,250
Deficit accumulated during exploration Stage	(80,700)	(70,000)

Total Stockholders' Equity	(1,700)	-

Total Liabilities and Stockholders' Equity	$-	$-

See accompanying notes to financial statements

KITCHER RESOURCES INC
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended October 31, 2009	Three Months Ended October 31, 2008	Nine Months Ended October 31, 2009	Nine Months Ended October 31, 2008	Period from December 26, 2006 (Date of Inception) to October 31, 2009
Revenues:

Revenues	$-	$-	$-

Total Revenues	-	-	-
Expenses:
Operating Expenses
Exploration Expenses	-	-	-	-	10,000
Impairment of Mineral Property	-	-	-	514	748
General and Administrative	3,000	126	9,000	947	11,394
Professional Fees	-	26,500	-	31,350	51,626
Transfer Agent/Regulatory/Filing	-	290	1,700	1,728	6,932
Total Expenses	3,000	26,916	10,700	34,539	80,700
Net loss from Operations	(3,000)	(26,916)	(10,700)	(34,539)	(80,700)

Provision for Income Taxes:	-	-	-

Net Income (Loss) for the period	$(3,000)	$(26,916)	$(10,700)	(34,539)	(80,700)

Basic and Diluted Earnings Per Common Share	(0.00)	(0.04)	(0.01)	(0.05)

Weighted Average number of Common Shares	750,000	750,000	750,000	750,000

See accompanying notes to financial statements

KITCHER RESOURCES INC.
(An Exploration Stage Company)
Statement of Stockholders' Equity
For the period from December 26, 2006 (inception) to October 31, 2009

	Shares	$0.001 Par Value	Additional Paid-In Capital	Deficit Accumulated During Exploration Stage	Total Stockholders' Equity

Balance, December 26, 2006 (Date of Inception)	-	$-	$-	$-	$-

Stock Issued for cash at $0.001 per share on December 29, 2006	500,000	500	19,500	-	20,000

Net loss for the period	-	-	-	(8,088)	(8,088)

Balance, January 31, 2007	500,000	500	19,500	(8,088)	11,912

Stock Issued for cash at $0.005 per share on July 9, 2007	250,000	250	49,750	-	50,000

Net loss for the year	-	-	-	(16,970)	(16,970)

Balance, January 31, 2008	750,000	750	69,250	(25,058)	44,942

Net loss for the year	-	-	-	(44,942)	(44,942)

Balance, January 31, 2009	750,000	$750	$69,250	$(70,000)	$-

Services contributed			9,000		9,000

Net loss for the period				(10,700)	(10,700)

Balance October 31, 2009	750,000	750	78,250	(80,700)	(1,700)

KITCHER RESOURCES INC
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	Nine Months Ended October 31, 2009	Nine Months Ended October 31, 2008	Period from December 26, 2006 (Date of inception) to October 31, 2009
Operating Activities:
Net (Loss)	$(10,700)	$(34,539)	$(80,700)
Adjustments to reconcile net loss to net cash used in
operating activities:
Impairment of mineral property	-	-	748
Accounts Payable	1,700	(1,206)	1,700
	-	-	-
Net Cash Used in from Operating Activities	(9,000)	(35,745)	(78,252)
Investing Activities:
Mineral Property Acquisition	-	-	(748)
Net Cash Used in Investing Activities	-	-	(748)
Financing Activities:
Common Stock issued for cash	-	-	70,000
Advance (to) from Related Party	9,000	-	9,000
Net Cash Provided by Financing Activities	-	-	79,000

Net Increase in Cash	-	(35.745)	-

Cash Balance, Begin Period	-	46,148	-

Cash Balance, End Period	$-	$10,403	$-
Supplemental Information:

Taxes paid	-	-	-

Interest paid	-	-	-

See accompanying notes to financial statements

KITCHER RESOURCES INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2009

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

Fair Value Hierarchy

FASB ASC 820  specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs), or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). In accordance with FASB ASC 820, these two types of inputs have created the following fair value hierarchy:

●	Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities.
●
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly.

●	Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

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

Note 3- Income Taxex:

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

Fair value of services: The sole officer and director provided, without cost to the Company, his services, valued at $800 per month. Also provided, without cost to the Company, was office space valued at $200 per month. The total of these expenses was $3,000 for the three-month period ended  October 31, 2009 and $9,000 for the six month period,  and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

7. Subsequent Events

Om March 1, 2012 the Company effectuated a 500 to 1 reverse stock split resulting in 3,512 shares issued and outstanding.

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

Results of Operation

Nine Month Period Ended October 31, 2009 Compared to Nine Month Period Ended October 31, 2008.

The Company incurred a loss of $10,900 for the nine month period ended in 2009 compared to $34,539 in 2008. The main difference was a reduction in professional fees

For the three months of 2008 the Company’s losses were $3,000 compared to $26,916. The reduction is attributed to less professional fees.

LIQUIDITY

The Company had no assets in 2009 and no cash or equivilents.

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

ITEM IV. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of October 31, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  We identified a material weakness in our internal control over financial reporting primarily attributable to limited accounting and SEC reporting expertise within the Company. Due to our exploration stage, we have limited financial ability to remedy this staffing deficiency at this time.

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