Form 10-K
period 2009-12-31
Kitcher Resources Inc.
filed 2012-03-22
CIK 1392875

U.S. SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Mark One

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

COMMISSION FILE NO. 333-141328

KITCHER RESOURCES INC. Now known as Amogear Inc.
(Name of small business issuer in its charter)

NEVADA	20-8107485
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7 BOND STREET BOSTON, MASSACHUSETTS 02118
(Address of principal executive offices)

(000) 000000
(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $0.001
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 403 of the Securities Act.  ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filed	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of the common equity, as of the last business of the registrant’s most recently completed second fiscal quarter: July 31, 2008 is $-0-.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

N/A

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class Outstanding as of March 8, 2012 Common Stock, $0.001 40,003,512 shares*

*Reflects reverse stock split of one for five hundred (1:500) effective as of March 1, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (i) any annual report to security holders; (ii) any proxy or information statement; and (iii) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (the "Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual reports to security holders for fiscal year ended December 24, 1990).

N/A

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

KITCHER RESOURCES INC.
Now known as AMOGEAR INC.
FORM 10-K

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

AVAILABLE INFORMATION

Kitcher Resources Inc. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov.

PART I

ITEM 1. BUSINESS

BUSINESS DEVELOPMENT

We are an exploration stage company with no revenues and a limited operating history. Our independent auditor has issued an audit opinion for Kitcher Resources Inc. which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

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

Tenure Number	Tenure Type	Claim Name	Owner		Map Number Area	Good To Date	Status	Area

550572	Mineral	MARG1A	207230	100%	082E	2009/jan/29	GOOD	521.36
550573	Mineral	MARG1B	207230	100%	082E	2009/jan/29	GOOD	521.481
550574	Mineral	MARG1C	207230	100%	082E	2009/jan/29	GOOD	521.607
550575	Mineral	MARG1D	207230	100%	082E	2009/jan/29	GOOD	519.508
550576	Mineral	MARG1E	207230	100%	082E	2009/jan/29	GOOD	119.93

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

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

On March 1, 2012, a reverse stock split of one for five hundred (1:500) was effected by FINRA on the marketplace resulting in a reduction of total issued and outstanding share from 1,750,0005 to 3,512 (the “Reverse Stock Split”). There have been no other material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

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

THE LOSS OF THE SERVICES OF RAMINDER BADYAL COULD SEVERELY IMPACT OUR BUSINESS OPERATIONS AND FUTURE DEVELOPMENT.

Our performance is substantially dependent upon the professional expertise of our officer Raminder Badyal who at the date of the filing of this Annual Report has resigned. The loss of his services could have an adverse effect on our business operations, financial condition and operating results if we are unable to replace him with other individuals qualified to develop our exploration business. This could result in a loss of revenues, resulting in a reduction of the value of any shares you purchase in this offering.

BECAUSE OUR OFFICER HAS OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

As of the date of filing of this Annual Report, Dr. Badyal has resigned and no longer devotes time providing management services to us.

ITEM 2. PROPERTIES

As of the date of this Annual Report, our corporate offices are located at 7 Bond Street, Boston, Massachusetts 02118.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended January 31, 2009.

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

There has been no active trading of our securities, and, therefore, no high and low bid pricing. As of the date of this Annual Report, we had 26 shareholders of record. We have paid no cash dividends and have no outstanding options.

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

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which: (i) contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading; (ii) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended; (iii) contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" price for the penny stock and the significance of the spread between the bid and ask price; (iv) contains a toll-free telephone number for inquiries on disciplinary actions; (v) defines significant terms in the disclosure document or in the conduct of trading penny stocks; and (vi) contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer: (i) the bid and offer quotations for the penny stock; (ii) the compensation of the broker-dealer and its salesperson in the transaction; (iii) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account.

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

TRANSFER AGENT

The company has retained Holladay Stock Transfer, Inc. of 2939 North 67th Place, Suite C, Scottsdale, Arizona as transfer agent.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company incurred losses of $44,942 during the year ended January 31, 2009 compared to losses of $16,970 in 2008. The main area  of increase was professional fees which rose from $5,600 to $44,526.

LIQUIDITY AND CAPITAL RESOURCES

The Company used cash from operations of $46,148 for the year ended January 31, 2009 compared to $22,514 in the previous year. At January 31, 2009 the Company had no liquid assets.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS AT JANUARY 31, 2009 AND 2008.

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED JANUARY 31, 2009 AND 2008 AND FOR THE PERIOD FROM INCEPTION (DECEMBER 26, 2006) TO JANUARY 31, 2009.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD FROM INCEPTION (DECEMBER  26, 2006) TO JANUARY 31, 2009.

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JANUARY 31, 2009 AND 2008 AND FOR THE PERIOD FROM INCEPTION (DECEMBER 26, 2006) TO JANUARY 31, 2009.

NOTES TO FINANCIAL STATEMENTS.

KITCHER RESOURCES INC.
(An Exploration Stage Company)
Balance Sheets
(Audited)

	January 31, 2009		January 31, 2008

ASSETS

CURRENT ASSETS
Cash		$-	$46,148

Total Assets	$		$46,148

LIABILITIES

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities		$-	$1,206
Payable to Director		-	-
		-
Total Current Liabilities		-	1,206

STOCKHOLDERS' EQUITY

Common Stock
75,000,000 authorized shares,
750,000 shares issued and outstanding @.001
par value		750	750
Additional paid in capital		69,250	69,250
Deficit accumulated during exploration stage		(70,000)	(25,058)

Total Stockholders' Equity		-	44,942

Total Liabilities and Stockholders' Equity		$-	$46,148

See accompanying notes to financial statements

KITCHER RESOURCES INC.
(An Exploration Stage Company)
Statement of Operations
(Audited)

	Year Ended January 31, 2009		Year Ended January 31, 2008		Period from December 26, 2006 (Date of inception) to January 31, 2009

Revenues:
Revenues	$		$		$

Total Revenues		-		-		-

EXPENSES:
Operating Expenses
Exploration Expenses				5,000		10,000
Impairment of Mineral Property						748
General and Admnistrative		126		1,248		2,394
Professional Fees		44,526		5,600		51,626
Transfer Agent/Regulatory/Filing		290		4,942		5,232

Total Expenses		44,942		16,970		70,000

Net loss from Operations		(44,942)		(16,970)		(70,000)

PROVISION FOR INCOME TAXES:
Net Income (Loss) for the period		(44,942)		(16,970)		$(70,000)

Basic and Diluted Earnings Per Common Share		(0.06)		(0.03)

Weighted Average number of Common Shares		750,000		641,071

See accompanying notes to financial statements

KITCHER RESOURCES INC.
(An Exploration Stage Company)
Statement of Stockholders' Equity
For the period from December 26, 2006 (inception) to January 31, 2009
(Audited)

				Deficit
				Accumulated
			Additional	During	Total
		$0.001	Paid-In	Exploration	Stockholders'
	Shares	Par Value	Capital	Stage	Equity

Balance, December 26, 2006 (Date of Inception)	--	$--	$--	$--	$--
Stock Issued for cash at $0.001 per share
on December 29, 2006	500,000	500	19,500	--	20,000
Net loss for the period	--	--	--	(8,088)	(8,088)

Balance, January 31, 2007	500,000	500	19,500	(8,088)	11,912
Stock Issued for cash at $0.005 per share	250,000	250	49,750	--	50,000
on July 9, 2007
Net loss for the year	--	--	--	(16,970)	(16,970)

Balance, January 31, 2008	750,000	$750	$69,250	$(25,058)	$44,942

Net loss for the year	--	--	--	(44,942)	(44,942)

Balance January 31, 2009	750,000	750	69,250	(70,000)	-

See accompanying notes to financial statements

KITCHER RESOURCES INC
(An Exploration Stage Company)
Statement of Cash Flows
(Audited)

	Year Ended January 31, 2009	Year Ended January 31, 2008	Period from December 29, 2006 (Date of inception) to January 31, 2009

OPERATING ACTIVITIES:
Net (Loss)	$(44,942)	$(16,970)	$(70,000)
Adjustments to reconcile net loss
to net cash used in operating activities:
Impairment of mineral property	--	---	748
Accounts Payable	(1,206)	(5,544)	----

Net Cash Used in from Operating Activities	(46,148)	(22,514)	(69,252)

INVESTING ACTIVITIES:
Mineral Property Acquisition	--	---	(748)

Net Cash Used in Investing Activities	--	---)	(748)

FINANCING ACTIVITIES:
Common Stock issued for cash	--	50,000	70,000
Advance from Related Party	--	(1,338)	--

Net Cash Provided by Financing Activities	--	48,662	70,000

Net Increase (Decrease) in Cash	(46,148)	26,148	--
Cash Balance, Beginning of the period	46,148	20,000	--

Cash Balance, End of Period	$--	$46,148	$--

Supplemental Information:
Tax	--	--

Interest	--	--

See accompanying notes to financial statements

KITCHER RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2009

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

7. Subsequent Events

The Company has evaluated events subsequent to the balance sheet date date and determined that there is one reportable event as follows:

1.	Om March 1, 2012 the Company effected a 1 to 500 reverse stock split resulting in 3,512 shares issued and outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no disagreements with our current accountants on any matters related to accounting and financial disclosure issues. As of the date of this Annual Report, our principal independent registered public accounting firm is Cronin and Company.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of January 31, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of our internal control over financial reporting as of January 31, 2009, and concluded that our internal control over financial reporting was not effective at January 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. We identified a material weakness in our internal control over financial reporting primarily attributable to limited accounting and SEC reporting expertise within the Company. Due to our exploration stage, we have limited financial ability to remedy this staffing deficiency at this time; however, we will add additional accounting and SEC reporting expertise in the future as funds permit.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our CEO and our CFO have concluded that these controls and procedures are not effective at the “reasonable assurance” level.

CHANGES IN INTERNAL CONTROLS

No significant changes were implemented in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. When an audit committee is established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Our directors and executive officers, their ages and positions held are as follows:

Name	Age	Position with the Company
Michael Ceccon	51	President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and member of Board of Directors

Business Experience

The following is a brief account of the education and business experience of our director, executive officer and key employee during at least the past five years, indicating the person's principal occupation during the period, and the name and principal business of the organization by which he was employed, and including other directorships held in reporting companies.

Michael Ceccon.

insert

COMMITTEES OF THE BOARD OF DIRECTORS

As of the date of this Annual Report, we have not established an audit committee, a compensation committee nor a nominating committee.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past five years, none of our directors, executive officers or persons that may be deemed promoters is or have been involved in any legal proceeding concerning: (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have not complied with all applicable filing requirements during the fiscal year ended January 31, 2009.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during fiscal years ended January 31, 2009 and 2008 (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($) (2)
Raminder Badyal,	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO and CFO	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED JANUARY 31, 2009

The following table sets forth information as at January 31, 2009 relating to Stock Options that have been granted to the Named Executive Officers:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Raminder Badyal, CEO/CFO	-0-	-0-	-0-	-0-	n/a	-0-	-0-	-0-	-0-

The following table sets forth information relating to compensation paid to our directors during fiscal year ended January 31, 2009 and 2008:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Raminder Badyal
2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-
2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 3,512 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (1)	Percentage of Beneficial Ownership
Directors and Officers:
Michael Ceccon 7 Bond Street Boston, Massachusetts	3,333	57.14%
All executive officers and directors as a group (1 person)	3,333	57.14%
10% or Greater Shareholders
Raminder Badyal 4632 Kitcher Place Richmond, British Columbia Canada V6X 3V3	1,000	28.57%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there are 3,512 shares issued and outstanding. Beneficial ownership amounts reflect the Reverse Stock Split.

CHANGES IN CONTROL

On October 14, 2011, a stock purchase agreement was entered into between Joseph Arcaro and Michael Ceccon (the “Stock Purchase Agreement”), pursuant to which Mr. Arcaro sold an aggregate of 1,000,000 pre-Reverse Stock Split shares of restricted common stock to Michael Ceccon. Therefore, a change of control occurred. On October 17, 2011, Joseph Arcaro resigned as our sole officer and director and Michael Ceccon was appointed as the sole officer and director of the Corporation.

We are unaware of any other contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of the date of this Annual Report, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during fiscal year ended January 31, 2009.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal year ended January 31, 2009, we incurred approximately $-0- in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended January 31, 2009 and for the review of our financial statements for the quarters ended April 31, 2008, July 31, 2008 and October 31, 2008.

During fiscal year ended January 31, 2009, did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

ITEM 15. EXHIBITS AND FINANCIAL SCHEDULES

The following exhibits are filed with this Annual Report.

EXHIBIT NO.	DOCUMENT

99.1	Court Order from the District Court in Clark County,State of Nevada, dated May 24, 2011 regarding appointment of custodian.

99.2	Court Order from the District Court in Clark County,State of Nevada, dated March 8, 2012 regarding termination of custodianship.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

KITCHER RESOURCES INC.

Now known as AMOGEAR INC.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KITCHER RESOURCES INC.

Dated: March 12, 2012	By:	/s/ Michael Ceccon
Michael Ceccon,
President/Chief
Executive Officer

Dated: March 12, 2012	By:	/s/ Michael Ceccon
Michael Ceccon,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 12, 2012	By:	/s/ Michael Ceccon
Director