Form 10-K
period 2010-01-31
Kitcher Resources Inc.
filed 2012-04-05
CIK 1392875

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Mark One

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2010

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

(617) 372-3293
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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of the common equity, as of the last business of the registrant’s most recently completed second fiscal quarter: July 31, 2009 is $-0-.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended January 31, 2010.

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

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended January 31, 2010, to provide capital, we issued stock in exchange for our debts or pursuant to contractual agreements as set forth below.

Effective on March 13, 2012, we issued an aggregate of 40,000,000 shares of our restricted common stock to our President/Chief Executive Officer, Michael Ceccon. We had entered into that certain one year advisory board agreement (the “Advisory Agreement”) with Michael Ceccon pursuant to which Mr. Ceccon will provide certain services to us and we shall pay a monthly fee of $2,500 and issue 40,000,000 shares of restricted common stock. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The shares have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. Mr. Ceccon acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that it had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

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

TRANSFER AGENT

The company has retained Holladay Stock Transfer, Inc. of 2939 North 67th Place, Suite C, Scottsdale, Arizona as transfer agent.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company incurred losses of $13,700 during the year ended January 31, 2010 compared to losses of $44,942 in 2009. The main area of decrease was professional fees which decreased from $44,526 for fiscal year ended January 31, 2009 to $-0- for fiscal year ended January 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

The Company used cash from operations of $12,000 for fiscal year ended January 31, 2010 compared to $46,148 in the previous year ended January 31, 2009. At January 31, 2010, the Company had no liquid assets.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

KITCHER RESOURCES INC.
(An Exploration Stage Company)

Balance Sheets
 (Audited)

	January 31,	January 31,
	2010	2009
Assets:
Cash	$-	$-

Total Assets	-	-

Liabilities:
Current Liabilities
Accounts Payable and Accrued Liabilities	1,700	-
Payable to Director	-	-

Total Liabilities	1,700	-

Stockholders' Equity (Deficit):
Common Stock par value .001 authorized 75,000,000
shares, 750,000 shares issued and outstanding	750	750
Additional Paid in Capital	81,250	69,250
Deficit accumulated during exploration stage	(83,700)	(70,000)
Total Stockholders' Deficit	(1,700)	-

Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

KITCHER RESOURCES, INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Audited)

	Year Ended January 31, 2010	Year Ended January 31, 2009	From Inception (December 26, 2006) to January 31, 2010

Revenues	$-	$-	$-
Costs of Services	-	-	-

Gross Margin	-	-	-

Operating Expenses:
Exploration Expenses	-	-	10,000
Impairment of Mineral Property	-	-	748
General and Administrative	12,000	126	14,394
Professional Fees	-	44,526	51,626
Transfer Agent/Regulatory/Filing	1,700	290	6,932
Operating Expenses	13,700	44,942	83,700

Operating (Loss)	(13,700)	(44,942)	(83,700)

Income Tax	-	-	-

Net Loss	$(13,700)	$(44,942)	$(83,700)

Earning Per Common Share, Basic &
Diluted	$(0.02)	$(0.06)

Weighted Average Shares
Outstanding	750,000	750,000

The accompanying notes are an integral part of these financial statements.

KITCHER RESOURCES, INC.
(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY
For the period from December 26, 2006 (inception) to January 31, 2010
(Audited)

	Common Shares	$0.001 Par Value	Additional Paid in Capital	Deficit Accumulated During Exploration Stage	Total Stockholders' Equity
Balance, December 26, 2006	$-	$-	$-	$-	$-

Stock issued for cash at $.001 per share on December 29, 2006	500,000	500	19,500	-	20,000
Net loss for the period	-	-	-	(8,088)	(8,088)
Balance, January 31, 2007	500,000	500	19,500	(8,088)	11,912

Stock issued for cash at $.001 per share on July 9, 2007	250,000	250	49,750	-	50,000
Net loss for the year				(16,970)	(16,970)
Balance, January 31, 2008	750,000	750	69,250	(25,058)	44,942

Net loss for the year				(44,942)	(44,942)
Balance January 31, 2009	750,000	750	69,250	(70,000)	-

Services contributed			12,000		12,000
Net loss for the year				(13,700)	(13,700)
Balance January 31, 2010	$750,000	$750	$81,250	$(83,700)	$(1,700)

The accompanying notes are an integral part of these financial statements.

KITCHER RESOURCES, INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Audited)

			From
			Inception
			(December 26,
	Year Ended	Year Ended	2006) to
	January 31,	January 31,	January 31,
	2010	2009	2010
CASH FLOW FROM OPERATING ACTIVITES:
Net Loss for the Period	$(13,700)	$(44,942)	$(83,700)
Adjustments to reconcile net loss to net cash
used by operating activities:
Impairment of Mineral Property	-	-	748
Changes in Operating Assets and Liabilities:
Increase in Accounts Payable	1,700	(1,206)	1,700
Net Cash (Used) in Operating Activities	(12,000)	(46,148)	(81,252)

CASH FLOWS FROM INVESTING ACTIVITIES:
Mineral Property Acquisition	-	-	(748)
Net Cash Used by Investing Activities	-	-	(748)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common Stock issued for cash	-	-	70,000
Advance from Related Party	12,000	-	12,000
Net Cash Provided by Financing Activities	12,000	-	82,000

Net (Decrease) Increase in Cash	-	(46,148)	-
Cash at Beginning of Period	-	46,148	-
Cash at End of Period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise and Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

KITCHER RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010

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

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

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

At January 31, 2010 we have a current operating loss carry-forward of $ 83,700 resulting in deferred tax assets of $28,458 We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

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

Fair value of services: The sole officer and director provided, without cost to the Company, his services, valued at $800 per month. Also provided, without cost to the Company, was office space valued at $200 per month. The total of these expenses was $12,000 for the year ended January 31, 2010  and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of January 31, 2010 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during fiscal years ended January 31, 2010 and 2009 (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($) (2)(3)
Raminder Badyal.	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO and CFO	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED JANUARY 31, 2010

The following table sets forth information as at January 31, 2010 relating to Stock Options that have been granted to the Named Executive Officers:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Raminder Badyal, CEO/CFO	-0-	-0-	-0-	-0-	n/a	-0-	-0-	-0-	-0-

The following table sets forth information relating to compensation paid to our directors during fiscal year ended January 31, 2010 and 2009:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Raminder Badyal
2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-
2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 40,003,512 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (1)	Percentage of Beneficial Ownership
Directors and Officers:
Michael Ceccon 7 Bond Street Boston, Massachusetts	40,003,333	57.14%
All executive officers and directors as a group (1 person)	3,333	57.14%
10% or Greater Shareholders

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there are 40,003,512 shares issued and outstanding. Beneficial ownership amounts reflect the Reverse Stock Split.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of the date of this Annual Report, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during fiscal year ended January 31, 2010.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal year ended January 31, 2010, we incurred approximately $-0- in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended January 31, 2010 and for the review of our financial statements for the quarters ended April 31, 2009, July 31, 2009 and October 31, 2009.

During fiscal year ended January 31, 2010, did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

ITEM 15. EXHIBITS AND FINANCIAL SCHEDULES

The following exhibits are filed with this Annual Report.

EXHIBIT NO.	DOCUMENT

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

KITCHER RESOURCES INC.

Now known as AMOGEAR INC.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KITCHER RESOURCES INC.

Dated: March 19, 2012	By:	/s/ Michael Ceccon
Michael Ceccon, President/Chief Executive Officer

Dated: March 19, 2012	By:	/s/ Michael Ceccon
Michael Ceccon, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 19, 2012	By:	/s/ Michael Ceccon
Director