Form 10-Q
period 2010-04-30
Kitcher Resources Inc.
filed 2012-04-05
CIK 1392875

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

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

KITCHER RESOURCES INC.

Form 10-Q

ITEM 1. FINANCIAL STATEMENTS

KITCHER RESOURCES INC.
(An Exploration Stage Company)

Balance Sheets

	April 30,	January 31,
	2010	2010
	(Unaudited)	(Audited)
Assets:
Cash	$-	$-

Total Assets	-	-

Liabilities:
Current Liabilities
Accounts Payable and Accrued Liabilities	-	-
Convertible Debt	1,700	1,700

Total Liabilities	1,700	1,700

Stockholders' Equity (Deficit):
Common Stock par value .001 authorized 75,000,000
shares, 750,000 shares issued and outstanding	750	750
Additional Paid in Capital	84,250	81,250
Deficit accumulated during exploration stage	(86,700)	(83,700)
Total Stockholders' Deficit	(1,700)	(1,700)

Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

KITCHER RESOURCES INC
(An Exploration Stage Company)

Statements of Operations
(Unaudited)

	Three Months Ended April 30, 2010	Three Months Ended April 30, 2009	Period from December 26, 2006 (Date of inception) to April 30, 2010
Revenues:

Revenues	$-	$-	$-

Total Revenues	-	-	-
Expenses:
Operating Expenses
Exploration Expenses	-	-	10,000
Impairment of Mineral Property	-	-	748
General and Administrative	3,000	3,000	17,394
Professional Fees	-	-	51,626
Transfer Agent/Regulatory/Filing	-	-	6,932
Total Expenses	3,000	3,000	86,700
Net loss from Operations	(3,000)	(3,000)	(86,700)

Provision for Income Taxes:	-	-	-

Net Income (Loss) for the period	$(3,000)	$(3,000)	$(86,700)

Basic and Diluted Earnings Per Common Share	(0.00)	(0.00)

Weighted Average number of Common Shares	750,000	750,000

The accompanying notes are an integral part of these financial statements.

KITCHER RESOURCES INC.
(An Exploration Stage Company)

Statement of Stockholders' Equity
For the period from December 26, 2006 (inception) to April 30, 2010

	Common Shares	$0.001 Par Value	Additional Paid in Capital	Deficit Accumulated During Exploration Stage	Total Stockholders' Equity
Balance, December 26, 2006	$-	$-	$-	$-	$-

Stock issued for cash at $.001 per share on December 29, 2006	500,000	500	19,500	-	20,000
Net loss for the period	-	-	-	(8,088)	(8,088)
Balance, January 31, 2007 (Audited)	500,000	500	19,500	(8,088)	11,912

Stock issued for cash at $.001 per share on July 9, 2007	250,000	250	49,750	-	50,000
Net loss for the year				(16,970)	(16,970)
Balance, January 31, 2008 (Audited)	750,000	750	69,250	(25,058)	44,942

Net loss for the year				(44,942)	(44,942)
Balance January 31, 2009 (Audited)	750,000	750	69,250	(70,000)	-

Contributed services			12,000		12,000
Net loss for the year				(13,700)	(13,700)
Balance January 31, 2010 (Audited)	750,000	750	81,250	(83,700)	(1,700)

Contibuted services			3,000		3,000
Loss for the period				(3,000)	(3,000)
Balance April 30, 2010 (Unaudited)	$750,000	$750	$84,250	$(86,700)	$(1,700)

The accompanying notes are an integral part of these financial statements.

KITCHER RESOURCES INC
(An Exploration Stage Company)

Statements of Cash Flows
(Unaudited)

	Three Months Ended April 30, 2010	Three Months Ended April 30, 2009	Period from December 26, 2006 (Date of inception) to April 30, 2010
Operating Activities:
Net (Loss)	$3,000	$3,000	$(86,700)
Adjustments to reconcile net loss to net cash used in
operating activities:
Impairment of mineral property	-	-	748
Accounts Payable	-	-	1,700
		-	-
Net Cash Used in from Operating Activities	-	-	(84,252)
Investing Activities:
Mineral Property Acquisition	-	-	(748)
Net Cash Used in Investing Activities	-	-	(748)
Financing Activities:
Common Stock issued for cash	-	-	70,000
Advance (to) from Related Party	3,000	3,000	15,000
Net Cash Provided by Financing Activities	-	-	85,000

Net Increase in Cash	-	-	-

Cash Balance, Begin Period	-	-	-

Cash Balance, End Period	$-	$-	$-
Supplemental Information:

Taxes paid	$-	$-	$-

Interest paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

KITCHER RESOURCES INC.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2010

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

Stock Based Compensation: Stock-based awards to employees and non-employees are accounted for using the fair value method in accordance with ASC 718, Share-Based Payments.  Our primary type of share-based compensation consists of stock options. ASC 718 requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting.

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

4. Commitments:

The Company is not a party to any leases and does not have any commitments

5. Stockholders' Equity:

Common Stock

We are currently authorized to issue up to 75,000,000 shares of $ 0.001 par value common stock. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis.

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

Fair value of services: The sole officer and director provided, without cost to the Company, his services, valued at $800 per month. Also provided, without cost to the Company, was office space valued at $200 per month. The total of these expenses was $3,000  for the three months ended April 30, 2010 and 2009,   and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

Results of Operation

Three Month Period Ended April 30, 2010 Compared to Three Month Period Ended April 30, 2009.

For the three months ended April 30, 2010 the Company incurred a loss of $3,000 compared to a loss of $3,000 for the three months ended April 30, 2009. incurred as a result of administrative and overhead recognized costs.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended April 30, 2010 Compared with Three months ended April 30, 2009

Our cash flows used from Operating Activities for the three months ended April 30, 2010 was $(3,000) compared to $(3,000) for the three months ended April 30, 2009.

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

GOING CONCERN

The independent auditors' report accompanying our January 31, 2010 and January 31, 2009 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

ITEM IV. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of April 30, 2010 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  We identified a material weakness in our internal control over financial reporting primarily attributable to limited accounting and SEC reporting expertise within the Company. Due to our exploration stage, we have limited financial ability to remedy this staffing deficiency at this time.

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

ITEM IA. RISK FACTORS

No report required

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report.

EXHIBIT NO.	DOCUMENT

31.1	Certification of Chief Executive Officer Pursuant toRule13a-14(a) or 15d-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

KITCHER RESOURCES INC.
SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KITCHER RESOURCES INC.

Dated: March 19, 2012	By:	/s/ Michael Ceccon
Michael Ceccon, President/Chief Executive Officer

Dated: March 19, 2012	By:	/s/ Michael Ceccon
Michael Ceccon, Chief Financial Officer