Form 10-Q
period 2010-07-31
Kitcher Resources Inc.
filed 2012-04-05
CIK 1392875

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

KITCHER RESOURCES INC.

Form 10-Q

ITEM 1. FINANCIAL STATEMENTS

KITCHER RESOURCES INC.
(An Exploration Stage Company)

BALANCE SHEETS

	July 31,	January 31,
	2010	2010
	(Unaudited)	(Audited)
Assets:
Cash	$-	$-

Total Assets	-	-

Liabilities:
Current Liabilities
Accounts Payable and Accrued Liabilities	-	-
Convertible Debt	1,700	1,700

Total Liabilities	1,700	1,700

Stockholders' Equity (Deficit):
Common Stock par value .001 authorized 75,000,000
shares, 750,000 shares issued and outstanding	750	750
Additional Paid in Capital	87,250	81,250
Deficit accumulated during exploration stage	(89,700)	(83,700)
Total Stockholders' Deficit	(1,700)	(1,700)

Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

KITCHER RESOURCES INC
(An Exploration Stage Company)

Statements of Operations
(Unaudited)

	Three Months Ended July 31, 2010	Three Months Ended July 31, 2009	Six Months Ended July 31, 2010	Six Months Ended July 31, 2009	Period from December 26, 2006 (Date of Inception) to July 31, 2010
Revenues:

Revenues	$-	$-	$-

Total Revenues	-	-	-
Expenses:
Operating Expenses
Exploration Expenses	-	-	-	-	10,000
Impairment of Mineral Property	-	-	-	-	748
General and Administrative	3,000	3,000	6,000	6,000	20,394
Professional Fees	-	-	-	-	51,626
Transfer Agent/Regulatory/Filing	-	-	-	-	6,932
Total Expenses	3,000	3,000	6,000	6,000	89,700
Net loss from Operations	(3,000)	(3,000)	(6,000)	(6,000)	(89,700)

Provision for Income Taxes:	-	-	-

Net Income (Loss) for the period	$(3,000)	$(3,000)	$(6,000)	(6,000)	(89,700)

Basic and Diluted Earnings Per Common
Share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average number of Common Shares	750,000	750,000	750,000	750,000

The accompanying notes are an integral part of these financial statements.

KITCHER RESOURCES INC.
(An Exploration Stage Company)

Statement of Stockholders' Equity
For the period from December 26, 2006 (inception) to July 31, 2010

	Common Shares	$0.001 Par Value	Additional Paid in Capital	Deficit Accumulated During Exploration Stage	Total Stockholders' Equity
Balance, December 26, 2006	$-	$-	$-	$-	$-

Stock issued for cash at $.001 per share
on December 29, 2006	500,000	500	19,500	-	20,000
Net loss for the period	-	-	-	(8,088)	(8,088)
Balance, January 31, 2007 (Audited)	500,000	500	19,500	(8,088)	11,912

Stock issued for cash at $.001 per share
on July 9, 2007	250,000	250	49,750	-	50,000
Net loss for the year				(16,970)	(16,970)
Balance, January 31, 2008 (Audited)	750,000	750	69,250	(25,058)	44,942

Net loss for the year				(44,942)	(44,942)
Balance January 31, 2009 (Audited)	750,000	750	69,250	(70,000)	-

Value of services contributed			12,000		12,000
Net loss for the year				(13,700)	(13,700)
Balance January 31, 2010 (Audited)	750,000	750	81,250	(83,700)	(1,700)

Services Contributed			6,000		6,000
Net loss for the period				(6,000)	(6,000)
Balance July 31, 2010 (Unaudited)	$750,000	$750	$87,250	$(89,700)	$(1,700)

The accompanying notes are an integral part of these financial statements.

KITCHER RESOURCES INC
(An Exploration Stage Company)

Statements of Cash Flows
(Unaudited)

	Six Months Ended July 31, 2010		Six Months Ended July 31, 2009		Period from December 26, 2006 (Date of inception) to July 31, 2010
Operating Activities:
Net (Loss)		$6,000		$6,000		$(89,700)
Adjustments to reconcile net loss to net cash used in
operating activities:
Impairment of mineral property		-		-		748
Accounts Payable		-		-		1,700
				-		-
Net Cash Used in from Operating Activities		-		-		(87,252)
Investing Activities:
Mineral Property Acquisition		-		-		(748)
Net Cash Used in Investing Activities		-		-		(748)
Financing Activities:
Common Stock issued for cash		-		-		70,000
Advance (to) from Related Party		6,000		6,000		18,000
Net Cash Provided by Financing Activities		-		-		88,000

Net Increase in Cash		-		-		-

Cash Balance, Begin Period		-		-		-

Cash Balance, End Period		$-		$-		$-
Supplemental Information:

Taxes paid		-		-		-
	$		$		$
Interest paid		$-		$-		$-

The accompanying notes are an integral part of these financial statements.

KITCHER RESOURCES INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2010

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

Results of Operation

Six Month Period Ended July 31, 2010 Compared to Three Month Period Ended July 31, 2009.

For the six months ended July 31, 2010 the Company incurred a loss of $3,000 compared to a loss of $3,000 for the six months ended July 31, 2009.resulting from administrative and overhead recognized costs.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended July 31, 2010 Compared with Three months ended July 31, 2009

Our cash flows used from Operating Activities for the six months ended July 31, 2010 was $(3,000) compared to $(3,000) for the three months ended July 31, 2009.

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

ITEM IV. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of July 31, 2010 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  We identified a material weakness in our internal control over financial reporting primarily attributable to limited accounting and SEC reporting expertise within the Company. Due to our exploration stage, we have limited financial ability to remedy this staffing deficiency at this time.

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

ITEM 4. REMOVD AND RESERVED

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