Form 10-Q
period 2010-10-31
Kitcher Resources Inc.
filed 2012-04-05
CIK 1392875

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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

KITCHER RESOURCES INC.

Form 10-Q

ITEM 1.   FINANCIAL STATEMENTS

KITCHER RESOURCES INC.
(An Exploration Stage Company)

BALANCE SHEETS

	October 31,	January 31,
	2010	2010
	(Unaudited)	(Audited)
Assets:
Cash	$-	$-

Total Assets	-	-

Liabilities:
Current Liabilities
Accounts Payable and Accrued Liabilities	-	-
Convertible Debt	1,700	1,700

Total Liabilities	1,700	1,700

Stockholders' Equity (Deficit):
Common Stock par value .001 authorized 75,000,000
shares, 750,000 shares issued and outstanding	750	750
Additional Paid in Capital	90,250	81,250
Deficit accumulated during exploration stage	(92,700)	(83,700)
Total Stockholders' Deficit	(1,700)	(1,700)

Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

KITCHER RESOURCES, INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	From Inception (December 26, 2006) to
	October 31,	October 31,	October 31,	October 31,	October 31,
	2010	2009	2010	2009	2010
Revenues	$-	$-	$-	$-	$-
Costs of Services	-	-	-	-	-

Gross Margin	-	-	-	-	-

Operating Expenses:
Exploration Expenses	-	-	-	-	10,000
Impairment of Mineral Property	-	-	-	-	748
General and Administrative	3,000	3,000	9,000	9,000	23,394
Professional Fees	-	-	-	-	51,626
Transfer Agent/Regulatory/Filing	-	-	-	-	6,932
Operating Expenses	3,000	3,000	9,000	9,000	92,700

Operating (Loss)	(3,000)	(3,000)	(9,000)	(9,000)	(92,700)

Income Tax	-	-	-	-	-

Net Loss	$(3,000)	$(3,000)	$(9,000)	$(9,000)	$(92,700)

Earning Per Common Share, Basic &
Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Shares
Outstanding	750,000	750,000	750,000	750,000

The accompanying notes are an integral part of these financial statements.

KITCHER RESOURCES, INC.
(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY
For the period from December 26, 2006 (inception) to October 31, 2010

	Common Shares	$0.001 Par Value	Additional Paid in Capital	Deficit Accumulated During Exploration Stage	Total Stockholders' Equity
Balance, December 26, 2006	$-	$-	$-	$-	$-

Stock issued for cash at $.001 per share on December 29, 2006	500,000	500	19,500	-	20,000
Net loss for the period	-	-	-	(8,088)	(8,088)
Balance, January 31, 2007 (Audited)	500,000	500	19,500	(8,088)	11,912

Stock issued for cash at $.001 per share on July 9, 2007	250,000	250	49,750	-	50,000
Net loss for the year				(16,970)	(16,970)
Balance, January 31, 2008 (Audited)	750,000	750	69,250	(25,058)	44,942

Net loss for the year				(44,942)	(44,942)
Balance January 31, 2009 (Audited)	750,000	750	69,250	(70,000)	-

Value of services contributed			12,000		12,000
Net loss for the year				(13,700)	(13,700)
Balance January 31, 2010 (Audited)	750,000	750	81,250	(83,700)	(1,700)

Services Contributed			9,000		6,000
Net loss for the period				(9,000)	(6,000)
Balance October 31, 2010 (Unaudited)	$750,000	$750	$90,250	$(92,700)	$(1,700)

The accompanying notes are an integral part of these financial statements.

KITCHER RESOURCES, INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
	Nine Months	Nine Months	(December 26,
	Ended	Ended	2006) to
	October 31,	October 31,	October 31,
	2010	2009	2010
CASH FLOW FROM OPERATING ACTIVITES:
Net Loss for the Period	$(9,000)	$(9,000)	$(92,700)
Adjustments to reconcile net loss to net cash
used by operating activities:
Impairment of Mineral Property	-	-	748
Changes in Operating Assets and Liabilities:
Increase in Accounts Payable	-	-	1,700
Net Cash (Used) in Operating Activities	(9,000)	(9,000)	(90,252)

CASH FLOWS FROM INVESTING ACTIVITIES:
Mineral Property Acquisition	-	-	(748)
Net Cash Used by Investing Activities	-	-	(748)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common Stock issued for cash	-	-	70,000
Advance from Related Party	9,000	9,000	21,000
Net Cash Provided by Financing Activities	9,000	9,000	91,000

Net (Decrease) Increase in Cash	-	-	-
Cash at Beginning of Period	-	-	-
Cash at End of Period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise and Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

KITCHER RESOURCES INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2010

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

Results of Operation

Nine Month Period Ended October 31, 2010 Compared to Nine Month Period Ended October 31, 2009.

For the nine months ended October 31, 2010 the Company incurred a loss of $3,000 compared to a loss of $3,000 for the nine months ended October 31, 2009.resulting from administrative and overhead recognized costs.

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended October 31, 2010 Compared with Nine months ended October 31, 2009

Our cash flows used from Operating Activities for the nine months ended October 31, 2010 was $(3,000) compared to $(3,000) for the nine months ended October 31, 2009.

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

ITEM IV. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of October 31, 2010 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  We identified a material weakness in our internal control over financial reporting primarily attributable to limited accounting and SEC reporting expertise within the Company. Due to our exploration stage, we have limited financial ability to remedy this staffing deficiency at this time.

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