Form 10-K
period 2011-01-31
Kitcher Resources Inc.
filed 2012-04-05
CIK 1392875

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Mark One

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2011

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

(617) 372 3293
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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of the common equity, as of the last business of the registrant’s most recently completed second fiscal quarter: July 31, 2010 is $-0-.

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

Class Outstanding as of March 31, 2012 Common Stock, $0.001 42,223,512 shares*

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

PART I

ITEM 1. BUSINESS

BUSINESS DEVELOPMENT

We were incorporated pursuant to the laws of the State of Nevada on December 26, 2006. We were previously engaged in the business of the exploration and development of a mineral property consisting of 5 M.T.O. cells (totaling 5,446 acres) in southern British Columbia. Our property was without known reserves and our program was exploratory in nature.

Stock Purchase Agreement

On October 19, 2011, Joseph Arcaro (the “Seller”) and Michael Ceccon (the “Buyer”) entered into that stock purchase agreement (the “Stock Purchase Agreement”), pursuant to which the Seller sold and transferred to Buyer an aggregate 1,000,000 shares of restricted common stock held of record by Seller. This represented the transfer of a majority control interest. Simultaneously with execution of the Stock Purchase Agreement, the Seller resigned as the sole executive officer and member of the Board of Directors and the Buyer was appointed as the President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and sole member of the Board of Directors. Subsequent to the Stock Purchase Agreement, management changed the operational strategy and general operations to design and develop prototypes of sports apparel for the Mixed Marshal Arts (“MMA”), similar fighting styles and other custom athletic sports.

RECENT DEVELOPMENTS

March 2012 Reverse Stock Split

On October 27, 2011, our Board of Directors authorized and approved a reverse stock split of one for every five hundred (1:500) of our total issued and outstanding shares of common stock (the “Reverse Stock Split”). The Reverse Stock Split was effectuated based on market conditions and upon a determination by our Board of Directors that the Reverse Stock Split was in our best interests and those of the shareholders. Certain factors were discussed among the members of the Board of Directors concerning the need for the Reverse Stock Split, including: (i) current trading price of or shares of common stock on the OTC Pink Sheet Market and potential to increase the marketability and liquidity of our common stock; (ii) possible reluctance of brokerage firms and institutional investors to recommend lower-priced stocks to their clients or to hold in their own portfolios; and (iii) desire to meet future requirements of per-share price and net tangible assets and shareholders’ equity relating to admission for trading on other markets

The Reverse Stock Split was effectuated on March 1, 2012 upon filing the appropriate documentation with FINRA. The Reverse Stock Split decreased our total issued and outstanding shares of common stock from 1,750,005 to 3,512 shares of common stock. The common stock will continue to be $0.001 par value.

Our trading symbol on the Over-the-Counter Bulletin Board will change to “AMOG” on April 11, 2012.

Amendment to Articles of Incorporation

On January 30, 2012, we filed with the Nevada Secretary of State a certificate of change to the Articles of Incorporation to change our name from “Kitcher Resources Inc.” to “Amogear International Inc”. .

GENERAL INFORMATION

We intend to capitalize on the increasing popularity of Mixed Marshal Arts (“MMA”), similar fighting styles and other custom athletic sports to provide exciting apparel for the world-wide audience of MMA and other custom athletic sports fans and consumers. We will: (i) design and develop prototypes for sports apparel for the MMA, similar fighting styles and other custom athletic sports consumer for the initial summer 2012 product line, which prototypes will be further developed into a product line classified into three categories: (a) training; (b) competition; and (c) lifestyle (the (“Product Line”); and (ii) market and sell the Product Line creating brand recognition in the MMA and boxing sports apparel industry. See “Business of the Corporation”.

Management believes that it has identified an opportunity in the equipment and apparel market to successfully launch its new established brand (“AMOGEAR”). Management’s goal is to establish the highest quality apparel and equipment company within the industry gaining significant market traction by leveraging the initial brand recognition and establishing mass cross-over appeal. The AMOGEAR product line will create an additional niche brand in the MMA/boxing, similar fighting styles and other custom athletic sports apparel and equipment industry.

Management further believes that the customers desire merchandise and fashion that is rooted in the MMA and similar fighting styles and other action sports lifestyle and reflects their individuality. Management intends to strive to keep the merchandising mix fresh by continuously introducing new styles and categories of product. Management believes that its strategic mix of both MMA and other custom action sports apparel and hardgoods, including MMA fight gloves, boxing gloves, gym bags and other equipment will allow the Corporation to strengthen the potential of the AMOGEAR brand and help to affirm the Corporation’s credibility with its customers.

Management intends to develop a corporate culture based on a passion for the MMA and similar fighting styles and other custom action sports lifestyle. Management’s philosophy will emphasize an integrated combination of results measurement, training and incentive programs, all designed to drive sales productivity. Management intends to empower its sales associates to make business decisions and consistently reward their success. Management further intends to seek to enhance the productivity of its employees and encourage their advancement by offering future comprehensive training programs.

PRODUCT LINE

As of the date of this Annual Report, we have designed and developed its initial prototypes for the summer 2012 Product Line  The products comprising the summer 2012 Product Line are ready for commercial production. For the summer 2012 Product Line, we have created initial “first phase” prototypes or have created the required designs. "First phase" prototypes are initial test products created from two dimensional drawings to test feasibility of design. Once analyzed and changed, the next step is to produce a "second phase" prototype which should be correct in fit and fabric. Finally, the "third phase" prototype is a sales sample, ready for commercial production. For all of our Product Lines, management has obtained or developed and tested the necessary fabrics.

Our products are classified into three categories: Training, Competition, and Lifestyle/Sportswear. These categories are relevant to both genders; male and female.

Training

Our training products are synthetic fabrications geared toward athletic pursuits and will consist of the following: (i) rash guard training tops in short sleeve and long sleeve varieties and will retail for approximately $25 to $30; and (ii) polyester training shorts and will retail for approximately $25 to $30.

Competition

Our competition products will include: (i) shorts made from recycled polyester that will retail for approximately $45 to $55; (ii) MMA fight gloves that will retail for approximately $35 to $40; (iii) boxing gloves that will retail for approximately $40 to $50; and (iv) polyester boxing shorts that will retail between $75 and $85.

Lifestyle/Sportswear

Our lifestyle/sportswear products will include: (i) graphic tee shirts in tank, short sleeve, and long sleeve varieties with graphics that will retail for approximately $28; (ii) hoody’s in full zip and pullover varieties made from premium heavyweight cotton that will retail for approximately $65 to $75; (iii) rayon tee shirts that will retail for approximately $45; and (iv) fitted hats that will retail between $25 and $30

Equipment

Our equipment products will include: (i) gym bags that will retail at approximately $65 to $85; and (ii) backpacks that will retail at approximately $75.

COMPETITIVE STRENGTHS

Management believes that the following competitive strengths differentiate is and our Product Line from competitors and are critical to our continuing success.

Attractive Lifestyle Retailing Concept

We target a large population of 16 to 60 year olds, many of whom management believes are attracted to the MMA, similar fighting styles and other custom athletic sports lifestyle and desire to promote their personal independence and style through the MMA, similar fighting styles and other custom sports apparel and accessories and the equipment they use. Management believes that the MMA and fighting action sports is a permanent aspect of our culture, reaching not only consumers that actually participate in MMA and fighting action sports, but also those who seek brands and styles that fit a desired MMA and fighting action sports image. Management believes that is has developed a brand image that customers view as consistent with their attitudes, fashion tastes and identity that should allow us to benefit in the market.

Deep-rooted Culture

The culture and MMA brand image and other similar fighting styles will enable us to successfully attract and retain high quality employees who are passionate and knowledgeable about the Product Line. Management will pace great emphasis on customer service and satisfaction, and will make this a defining feature of the corporate culture. To preserve our culture, management will strive to promote employees from within and will provide them with the knowledge and tools to succeed through training programs and the flexibility to meet localized customer demand.

Disciplined Operating Philosophy

Our management team intends to build a strong operating foundation based on sound retail principles that underlie the Corporation’s unique culture. Our philosophy emphasizes an integrated combination of results measurement and training all designed to drive sales productivity. We believe that our merchandising team’s immersion in the MMA, similar fighting styles and other custom athletic sports lifestyle, supplemented with feedback from our customers, will allow us to consistently identify and react to emerging fashion trends. Management believes that this, combined with inventory planning and allocation processes and systems, will help management to better manage markdown and fashion risk.

High-Impact, Integrated Marketing Approach

Management intends to build relationships with its customers through a multi-faceted marketing approach that is designed to integrate our AMOGEAR brand image with the MMA and fighting action sports lifestyle. Our marketing efforts will focus on reaching our customers in their environment and feature extensive grassroots marketing events, such as inactive sports and lifestyle events held at various locations throughout the United States. Our marketing efforts will also incorporate local sporting event promotions, advertising in magazines popular with our target market, interactive contest sponsorships that actively involve our customers with the AMOGEAR brand and Product Line and various social network channels such as Facebook and Twitter. Events and activities such as these will provide opportunities for our customers to develop a strong identity with the AMOGEAR culture and brand. Management believes that its immersion in the MMA and fighting action sports lifestyle will allow us to build credibility with its customers and gather valuable feedback on evolving customer preferences.

PRODUCT MANUFACTURING

We plan to outsource the commercial manufacturing of its Product Line to third parties. As of the date of this Annual Report, we have no formal agreements in place for such supply. However, we have verbal commitments and price quotes from various suppliers located in the United States and Asia to manufacture our products on terms to be negotiated, which management expects to be within reasonable commercial norms. We also have a domestic resource that we have ordered quality merchandise from that can fill orders on short notice. The pricing is extremely competitive and all of the merchandise is extremely high quality.

PRODUCT DISTRIBUTION

We will distribute its Product Line through a variety of retail channels. Distribution will happen in stages congruent with the stages of our business plan as follows:

Stage 1: Specialty shops and AMO online.

Stage 2: Specialty shops, AMO online, limited department stores and limited sporting goods stores.

Stage 3: Expansion of department stores and sporting goods stores as well as international distributors and retail stores.

Beyond: Expansion of all the above

Specialty shops are small stores and websites specializing in MMA products or similar types of products that relate to the sport and its culture and other custom action sports. AMO online and retail stores are retail outlets owned and operated by us. Department stores are large regional and national chain department stores with both active and sportswear retail spaces. Sporting goods stores are large and small stores specializing in the sale of sports clothing and equipment, both physical locations and online stores.

We plan on contracting with third parties to outsource our inventory warehousing and our product distribution and shipping needs once the demand is there.

PRODUCT TESTING AND MARKETING

As of the date of this Annual Report, we have spent approximately $10,000 for event and fighter sponsorships.  In order to create brand awareness for AMOGEAR in anticipation of our commercial launch of our Product Line, management began marketing the AMOGEAR brand by sponsoring Peter Manfredo Jr. in his title fight vs. Julio Cesar Chavez Jr. that took place on November 20, 2011 in Houston, TX at Reliant Arena.  Manfredo Jr. wore the AMOGEAR t-shirt and hat pre-fight in the locker room. He also wore the AMOGEAR patch on his robe pre fight and the AMOGEAR logo was featured on his fighting trunks. Manfredo’s entire staff wore AMOGEAR hats and t-shirts throughout the entire fight.  World famous boxing promoter Lou Dibella wore the AMOGEAR hat post fight in the ring while being interviewed.  Management believes that this was major exposure for us and our Product Line as the fight was seen all around the world on HBO.

Management intends to sponsor more events and fighters in both the UFC and Professional boxing ranks. Typically, sponsorship of a UFC event costs between $5,000 and $10,000, depending on the level of sponsorship. The cost to sponsor a UFC fighter is approximately $5,000 per event, but this cost also depends on the caliber of the fighter. A sponsored fighter would be required to wear our branded apparel at the pre-fight conference, weigh-in, during the fight and at the post-fight interview. The industry norm is that these sponsorships are governed by verbal agreements.  Currently we have no ongoing fighter sponsorships; however, management plans on sponsoring approximately three to five UFC fighters for various events in 2012. Management anticipates the cost of sponsorship to be approximately $30,000 to $50,000 and the cost is included in the marketing budgets for Stages 1 and 2 in the “Use of Proceeds” section above.

In the first half of 2012, management intends to conduct a test run solely for the limited purpose of gaining feedback on the AMOGEAR brand design. We are currently manufacturing 250-500 pieces of flagship cotton t-shirts with the AMOGEAR logo and plans on selling them through a third party website. Because of the nature of this test run, management will sell the designated shirts at a price of approximately $5-10 per unit. This will cover costs of manufacturing and shipping. This represents a deep discount off of our planned retail price of $28 per unit. We do not plan on offering such deep discounts for our commercial line of apparel.

Management is also in the process of having several dozen MMA fight gloves with the AMOGEAR logo manufactured. These gloves will be distributed to several current UFC fighters in an attempt to create AMOGEAR brand awareness among the MMA fighting community.

COMPETITION

The market for athletic apparel is highly competitive. Competition is principally based on brand image and recognition, as well as product quality, innovation, style and price. It includes competition from established companies who are expanding their production and marketing of performance products, as well as from new entrants into the market. We are in competition with wholesalers and direct sellers of general athletic apparel such as RVCA, Nike, Adidas, Reebok, and Under Armour. We are also in direct competition with the MMA apparel market such as Tapout, Hyabusa, Affliction, and Silver Star. All of these competitors are fully funded, operational businesses that have significantly greater financial and marketing resources than we do. In contrast, we are a start-up company that has not commenced commercial operations. We have not yet begun to compete with these entities, and won't until it raises sufficient investment capital to commence business operations and its products become available to the consumer. However, management believes its strategy of focusing on delivering a high quality product that can be used by a MMA Fighter, Boxer, any other professional athlete or anyone who aspires to be a pro.  Our technology has been extensively tested, which management believes will give our customers an advantage.  Our rash guard training products are designed to be lightweight, sweat absorbing material that is extremely comfortable. This gives the athlete who wears it a competitive edge.

PATENTS & TRADEMARKS

Management intends to trade marking both the “AMOGEAR” name and logo within the first quarter of 2012. Management is currently consulting with the proper attorneys to determine the best economical and efficient way of executing the task. Management is still in the information gathering and education stage but intends to commence filing by the time of the summer 2012 launch of the Product Line.

PRODUCT DEVELOPMENT & RESEARCH COSTS

From inception in November of 2011 to December 31, 2012, we have spent approximately $10,000 on the design and development of our sports apparel line. This includes logo creation and purchasing samples from several different overseas and domestic manufacturers in order to locate the best possible quality at a competitive price so that target margins can be achieved.

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

ITEM 1A. RISK FACTORS

An investment in the shares of common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in evaluating us and our business before purchasing shares of the common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below are all of the material risks that management is currently aware of that we are facing. Additional risks not presently known to management may also impair our business operations. You could lose all or part of your investment due to any of these risks.

Business Risks

Significant fluctuations and volatility in the price of cotton, foreign labor costs and other raw materials used in the production of our Product Line may have a material adverse effect on our business, results of operations and financial conditions.

Increases in the cost of cotton, foreign labor costs or other raw materials used in the production of our merchandise can result in higher costs in the price we will pay for this merchandise. The costs for cotton are affected by weather, consumer demand, speculation on the commodities market and other factors that are generally unpredictable and beyond our control. Our potential gross profit and earnings per share could be adversely affected to the extent that the selling prices of its products do not increase proportionately with the increases in the costs of cotton or other materials. Increasing labor costs and oil-related product costs, such as manufacturing and transportation costs, could also adversely impact gross profit. Additionally, significant changes in the relationship between carrier capacity and shipper demand could increase transportation costs, which could also adversely impact gross profit.

Management is aware of increasing cotton, oil and other input costs that affect our cost of goods sold. Management is currently working with potential vendors and private label manufacturers to best manage these potential cost increases. Management’s current expectation is that increases in product cost may rise in the upcoming years. While management believes that it has strategies in place to mitigate the increase in cost, there can be no assurance that management’s efforts will be successful and potential gross profit margins may decline.

Our Product Line in part may be produced by foreign manufacturers. Therefore, the availability and costs of these products may be negatively affected by risks associated with international trade and other international conditions.

Certain clothing and/or equipment comprising our Product Line may be produced by manufacturers around the world. Some of these facilities may be located in regions that may be affected by natural disasters, political instability or other conditions that could cause a disruption in trade. Trade restrictions such as increased tariffs or quotas, or both, could also affect the importation of merchandise generally and increase the cost and reduce the supply of available merchandise. Any reduction in available merchandise or any increase in its cost due to tariffs, quotas or local issues that disrupt trade could have a material adverse effect on our results of operations. Although the prices charged by vendors for the merchandise we intend to purchase are primarily denominated in United States dollars, a continued decline in the relative value of the United States dollar to foreign currencies could lead to increased merchandise costs, which could negatively affect our competitive position and its results of operation.

Our ability to attract customers to our Product Line will depend heavily on the success of the specialty shops, department stores and sporting goods stores and our online website in which the Product Line will be available. Any decrease in customer traffic in those forums could cause potential sales to be less than expected.

In order to successfully market our Product Line and generate customer traffic, we will depend heavily on placing our Product Line in specialty shops, department stores and sporting goods stores in prominent locations within successful shopping retail outlets. Sales at these stores will be derived, in part, from the volume of traffic in those retail outlets. Our Product Line will benefit from the ability of a mall’s other tenants to generate consumer traffic in the vicinity of shops and stores in close proximity and the continuing popularity of retail outlets, such as malls as shopping destinations. Potential sales volume and consumer traffic generally may be adversely affected by, among other things, economic downturns in a particular area, competition from ecommerce retailers, increases in gasoline prices and the closing or decline in popularity of other stores in the retail outlets in which we are located. An uncertain economic outlook could curtail new shopping retail outlet development, decrease shopping mall traffic, reduce the number of hours that shopping retail outlet operators keep their doors open or force them to cease operations entirely. A reduction in retail outlet traffic as a result of these or any other factors could have a material adverse effect on our business, results of operations and financial condition.

Our growth strategy depends on its ability to place its Product Line in new stores each year.

Our growth largely depends on our ability to place our Product Line in new stores and market successfully. However, placement of our Product Line in new stores is subject to a variety of risks and uncertainties, and we may be unable to place our Product Line in new stores as planned. Any such failure would have a material adverse effect on our results of operations. Our proposed expansion will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively, which in turn could cause deterioration in the financial performance of the marketing of our Product Line and our overall business. Successful execution of our growth strategy may require that it obtains additional financing, and management cannot assure you that we will be able to obtain that financing on acceptable terms or at all.

Our business is dependent upon being able to anticipate, identify and respond to changing fashion trends, customer preferences and other fashion-related factors within the MMA and other sports fighting industries. Failure to do so could have a material adverse effect on our business operations.

Customer tastes and fashion trends in the MMA and other sport fighting lifestyle markets are volatile and tend to change rapidly. Our success depends on our ability to effectively anticipate, identify and respond to changing fashion tastes and consumer preferences, and to translate market trends into appropriate, saleable product offerings in a timely manner. If we are unable to successfully anticipate, identify or respond to changing styles or trends and misjudges the market for its products or any new product lines, our sales may be lower than predicted and we may be faced with a substantial amount of unsold inventory or missed opportunities. In response to such a situation, we may be forced to rely on markdowns or promotional sales to dispose of excess or slow-moving inventory, which could have a material adverse effect on our results of operations.

The current uncertainty surrounding the United States economy coupled with cyclical economic trends in MMA and other fighting sports retailing could have a material adverse effect on our results of operations.

The MMA and other fighting sports retail industry historically has been subject to substantial cyclicality. As economic conditions in the United States change, the trends in discretionary consumer spending become unpredictable and discretionary consumer spending could be reduced due to uncertainties about the future. When discretionary consumer spending is reduced, purchases of MMA and other fighting sports apparel and related products may decline. The current uncertainty in the United States economy and increased government debt spending may have a material adverse impact on our results of operations and financial position.

Our sales and inventory levels may fluctuate on a seasonal basis, leaving our operating results particularly susceptible to changes in summer and winter holiday shopping patterns.

Management believes that sales and profitability may be typically disproportionately higher or lower in certain fiscal quarters due to either increased or decreased sales based upon MMA boxing events/season, traditional retail slowdowns and winter holiday shopping seasons. Sales during these periods cannot be used as an accurate indicator of annual results.. As a result of this seasonality, any factors negatively affecting us during these seasons, including unfavorable economic conditions, adverse weather or ability to acquire seasonal merchandise inventory, could have a material adverse effect on our financial condition and results of operations for the entire year. In addition, in order to prepare winter holiday shopping seasons, we will need to keep in stock significantly more merchandise than we carry during other times of the year. Any unanticipated decrease in demand for our Product Line during these peak shopping seasons could require us to sell excess inventory at a substantial markdown, which could have a material adverse effect on our business, results of operations and financial condition.

Failure to successfully integrate our Product Line into stores could have an adverse impact on our results of operations and financial performance.

We may experience difficulties in assimilating our Product Line into retail stores and any such difficulty may result in the diversion of our capital and its management’s attention from other business issues and opportunities. We may not be able to successfully integrate our Product Line into certain retail stores. If we fail to successfully integrate our Product Line or if such integration of its Product Line into retail outlets fails to provide the benefits that we expect to receive, we could experience increased costs and other operating inefficiencies, which could have an adverse effect on our results of operations and financial performance.

We may be unable to compete favorably in the highly competitive retail sports industry, and if we lose customers to other sports apparel competitors, including those involved in other sports industries, our sales could decrease.

The sports retail apparel, hardgoods and accessories industry is highly competitive. We will compete with other retailers for vendors, consumers, shelf space in retail outlets and management personnel. In the softgoods market, which includes apparel, accessories and footwear, we will compete with other sports-focused retailers. In addition, in the softgoods market, we will compete with independent specialty shops, department stores and direct marketers that sell similar lines of merchandise, including other sports apparel, and target customers through catalogs and ecommerce. In the hardgoods market, which includes components and other equipment, we will compete directly or indirectly with other specialty retailers across a significant portion of our merchandising categories, such as boxing gloves, MMA fight gloves, gym bags and backpacks.

Some of our competitors will be larger than us and have substantially greater financial, marketing, including advanced ecommerce marketing capabilities, and other resources than we do. Direct competition with these and other retailers may increase significantly in the future, which could require us, among other things, to lower its prices and could result in the loss of customers. Current and increased competition could have a material adverse effect on our business, results of operations and financial condition.

If we fail to maintain good relationships with vendors or if a vendor is otherwise unable or unwilling to supply us with adequate quantities of their products at acceptable prices, our business and financial performance could suffer.

Our business will be dependent on continued good relations with our vendors. In particular, management believes that it generally will be able to obtain attractive pricing and other terms from vendors because we will be perceived as a desirable customer. Any deterioration in our relationship with our vendors would likely have a material adverse effect on our business. We do not have any current contractual relationships with vendors but believes we will in the short future. Accordingly, there can be no assurance that our vendors will provide us with an adequate supply or quality of products or acceptable pricing. Our vendors could discontinue selling to us or raise the prices they charge at any time. There can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future. In addition, certain of our potential vendors may sell their products directly to the retail market and therefore compete with us directly and other vendors may decide to do so in the future. There can be no assurance that such vendors will not decide to discontinue supplying their products to us, supply us only less popular or lower quality items, raise the prices they charge us or focus on selling their products directly. In addition, a number of our potential vendors may be smaller, less capitalized companies and will be more likely to be impacted by unfavorable general economic and market conditions than larger and better capitalized companies. These smaller vendors may not have sufficient liquidity during economic downturns to properly fund their businesses and their ability to supply their products to us could be negatively impacted. Any inability to acquire suitable merchandise at acceptable prices, or the loss of one or more key vendors, would have a material adverse effect on our business, results of operations and financial condition.

If we lose key management or is unable to attract and retain the talent required for its business, our financial performance could suffer.

Our performance depends largely on the efforts and abilities of its management, including Richard Brutti, our President/Chief Executive Officer. We do not have an employment agreement with Mr. Brutti not have we obtained key person life insurance covering Mr. Brutti. If we lose the service of Mr. Brutti or other key employees, we may not be able to successfully manage our business or achieve our growth objectives. As our business grows, we will need to attract and retain additional qualified management personnel in a timely manner and we may not be able to do so.

Our failure to meet potential staffing needs could adversely affect our ability to implement our growth strategy and could have a material impact on our results of operations.

Our success will depend in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including managers and associates, who understand and appreciate our corporate culture based on a passion for the MMA action sports lifestyle and are able to adequately represent this culture to our customers. Qualified individuals of the requisite caliber, skills and number will be needed to fill these positions and may be in short supply and the general employee turnover rate in the retail industry is high. Competition for qualified employees could require us to pay higher wages to attract a sufficient number of suitable employees. If we are unable to hire and retain managers and associates capable of consistently providing a high level of customer service, as demonstrated by their enthusiasm for our MMA culture and knowledge of our merchandise, our ability to successfully market our Product Line may be impaired. We will also be dependent upon personnel in retail outlets which are marketing our Product Line. There can be no assurance that we will receive adequate assistance from such personnel. Any failure to meet staffing needs, any material increases in employee turnover rates, any increases in labor costs or any work stoppages, interruptions or strikes could have a material adverse effect on our business or results of operations.

Our operations will be concentrated in the northeastern United States, which may make us susceptible to adverse conditions in this region.

Our home office and ecommerce fulfillment center will be located in Massachusetts. We will also have our Product Line in a substantial number of stores in the northeastern portion of the United States. As a result, our business may be more susceptible to regional factors than the operations of more geographically diversified competitors. These factors include, among others, economic and weather conditions, demographic and population changes and fashion tastes. In addition, we will rely on a single distribution center to receive, store and distribute the vast majority of our merchandise to the stores and retail outlets. As a result, a natural disaster or other catastrophic event could significantly disrupt our operations and have a material adverse effect on our business, results of operations and financial condition.

Our business could suffer if our ability to acquire financing is reduced or eliminated.

In the current economic environment, management cannot be assured that a borrowing relationship with any lender on our behalf will be created and if created will continue or that any potential lender would remain able to support its commitments to us in the future. If any potential lender fails to do so, then we may not be able to secure alternative financing on commercially reasonable terms or at all.

Our business could suffer as a result of parcel delivery services such as United Parcel Service or Federal Express being unable to distribute the Product Line to retail outlets.

We will be relying upon parcel delivery services for our Product Line shipments, including shipments to, from and between stores. Accordingly, we are subject to risks, including employee strikes and inclement weather, which may affect their ability to meet our shipping needs. Among other things, any circumstances that require us to use other delivery services for all or a portion of our shipments could result in increased costs and delayed deliveries and could harm our business materially. In addition, although we intend to have contracts with parcel delivery services, we and our service providers will have the right to terminate these contracts upon typically a 30-90 days written notice. Although the contracts with these small parcel delivery services will provide certain discounts from the shipment rates in effect at the time of shipment, the contracts will not limit their ability to raise the shipment rates at any time. Accordingly, we are subject to the risk that parcel delivery services may increase the rates they charge, that they may terminate their contracts with us, that they may decrease the rate discounts provided to us when an existing contract is renewed or that we may be unable to agree on the terms of a new contract with them, any of which could materially adversely affect our operating results.

Our business could suffer if a manufacturer fails to use acceptable labor practices.

We will not control our vendors or the manufacturers that produce the products we will buy from them, nor will we control the labor practices of our vendors and these manufacturers. The violation of labor or other laws by any of our vendors or these manufacturers, or the divergence of the labor practices followed by any of our vendors or these manufacturers from those generally accepted as ethical in the United States, could interrupt, or otherwise disrupt, the shipment of finished products to us or damage our reputation. Any of these, in turn, could have a material adverse effect on our financial condition and results of operations. In that regard, most of our Product Line that will be sold in stores and other retail outlets will be manufactured overseas, primarily in Asia, which may increase the risk that the labor practices followed by the manufacturers of these products may differ from those considered acceptable in the United States.

Additionally, our Product Line will be subject to regulation of and regulatory standards set by various governmental authorities with respect to quality and safety. Regulations and standards in this area are currently in place. These regulations and standards may change from time to time. Our inability to comply on a timely basis with regulatory requirements could result in significant fines or penalties, which could adversely affect our reputation and sales. Issues with the quality and safety of merchandise we will sell in stores and other retail outlets, regardless of our culpability, or customer concerns about such issues, could result in damage to our reputation, lost sales, uninsured product liability claims or losses, merchandise recalls and increased costs.

If our information systems hardware or software fails to function effectively or does not scale to keep pace with its planned growth, operations could be disrupted and our financial results could be harmed.

Management will be establishing infrastructure and existing hardware and software systems as well as implementing new systems. If these or any other information systems and software do not work effectively, this could adversely impact the promptness and accuracy of our transaction processing, financial accounting and reporting and our ability to manage business and properly forecast operating results and cash requirements. To manage the anticipated growth of operations and personnel, management will need to continue to improve our operational and financial systems, transaction processing, procedures and controls, and in doing so could incur substantial additional expenses that could impact our financial results.

Our inability or failure to protect our intellectual property or its infringement of other’s intellectual property could have a negative impact on our operating results.

Management believes that our trademarks and domain names will be valuable assets that are critical to our success. The unauthorized use or other misappropriation of our trademarks or domain names could diminish the value of the AMOGEAR brand, the overall business concept, private label brands or the Corporation’s goodwill and cause a decline in our net sales. Management intends to secure protection for our trademarks and domain names. The efforts management will take to protect our trademarks may not be sufficient or effective. Therefore, we may not be able to prevent other persons from using our trademarks or domain names outside of the United States, which also could adversely affect its business. We are also subject to the risk that we may infringe on the intellectual property rights of third parties. Any infringement or other intellectual property claim made against us, whether or not it has merit, could be time-consuming, result in costly litigation, cause product delays or require us to pay royalties or license fees. As a result, any such claim could have a material adverse effect on our operating results.

The effects of war or acts of terrorism could adversely affect the Corporation’s business.

Management believes that a substantial portion of our Product Line will be placed in stores and other retail outlets located in shopping malls. Any threat of terrorist attacks or actual terrorist events, particularly in public areas, could lead to lower customer traffic in shopping malls. In addition, local authorities or mall management could close shopping malls in response to security concerns. Mall closures, as well as lower customer traffic due to security concerns, would likely result in decreased sales. Additionally, the armed conflicts in the Middle East, or the threat, escalation or commencement of war or other armed conflict elsewhere, could significantly diminish consumer spending, and result in decreased sales. Decreased sales would have a material adverse effect on the Corporation’s business, financial condition and results of operations.

Our failure to comply with federal, state or local laws, or changes in these laws, could have an adverse impact on our results of operations and financial performance.

Our business will be subject to a wide array of laws and regulations. Changes in the regulations, the imposition of additional regulations, or the enactment of any new legislation including those related to taxes, environmental issues and trade, could adversely affect our results of operations or financial condition.

Our ecommerce operations will subject it to numerous risks that could have an adverse effect on our results of operations.

Although ecommerce sales will constitute a small, but increasing portion of our overall sales, ecommerce operations will subject us to certain risks that could have an adverse effect on our operational results, including: (i) diversion from sales of our Product Lines in stores and other retail outlets; (ii) liability for online content; and (iii) risks related to the computer systems that will operate our website and related support systems, including computer viruses, electronic break-ins and similar disruptions.

In addition, risks beyond our control, such as governmental regulation of ecommerce, entry of our vendors in the ecommerce business in competition with us, online security breaches and general economic conditions specific to ecommerce could have an adverse effect on our results of operations.

We will incur and continue to incur significant expenses as a result of being a public company, which may negatively impact our financial performance.

We intend to resume our status as a fully reporting company and thus will incur and could continue to incur significant legal, accounting and other expenses as a result of being a public company. Rules and regulations implemented by Congress, the Securities and Exchange Commission and FINRA have required changes in corporate governance practices of public companies. Compliance with these laws could cause us to incur significant costs and expenses, including legal and accounting costs, and could make some compliance activities more time-consuming and negatively impact its financial performance. Additionally, these rules and regulations may make it more expensive for us to obtain director and officer liability insurance. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as officers.

Risks of the Corporation

Lack of Ready Transferability of Shares of Common Stock

There is no substantial market for the sale of our shares of common stock nor is it likely that a substantial public or private market in the shares of common stock will develop in the future. There are limitations on the transferability of the shares of common stock. A shareholder will not be able to liquidate his investment whenever he desires.

Nevada Law and our Articles of Incorporation May Protect our Directors From Certain Types of Lawsuits.

Nevada law provides that the corporate officers and directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as officers and directors. The Bylaws permit broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our officers and directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our officers and directors against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

Additional Issuance of Equity Securities May Result in Dilution to Existing Stockholders.

The Articles of Incorporation authorize the issuance of 75,000,000 shares of common stock. The Board of Directors has the authority to issue additional shares of common stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the then outstanding shares of common stock. In addition, as of the date of this Annual Report, we have two convertible notes issued and outstanding, which if converted could result in the issuance of further shares of common stock. If we issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, your proportionate ownership interest and voting power will be decreased accordingly. Further, any such issuance could result in a change of control.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended January 31, 2011.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our shares are quoted on the Over-the-Counter Electronic Bulletin Board (OTCBB) under the symbol AMOG. The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB issuers must remain current in their filings with the SEC or applicable regulatory authority. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. We cannot guarantee that we will continue to have the funds required to remain in compliance with our reporting obligations.

There has been no active trading of our securities, and, therefore, no high and low bid pricing. As of the date of this Annual Report, we had 26 shareholders of record. We have paid no cash dividends and have no outstanding options.

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended January 31, 2011, to provide capital, we issued stock in exchange for our debts or pursuant to contractual agreements as set forth below.
Advisory Agreement

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

Debt Conversion

Effective on March 14, 2012, our Board of Directors authorized the settlement of debt in the amount of $222.00. The aggregate debt of $1,700 consisted of funds due and owing to Holladay Stock Transfer, our transfer agent (“Holladay”), incurred during fiscal year ended January 31, 2010. The debt is evidenced by that certain convertible promissory note dated June 1, 2009 between us and Holladay in the principal amount of $1,700.00 (the “Note”), with associated conversion rights to convert the debt into shares of our common stock. Holladay subsequently assigned all of its right, title and interest in the debt and the Note to Trinity International LLC (the “Assignee”), as evidenced in that certain assignment of convertible promissory note dated June 17, 2011 and supplemented March 12, 2012 (the “Assignment”). We received a conversion notice dated March 14, 2012 from the Assignee (the “Conversion Notice”) and agreed to settle a portion of the debt in the amount of $222.00 by conversion into 2,220,000 shares of our common stock at $0.0001 per share.

The shares of common stock under the debt were issued to the Assignee in reliance on Section 4(2) under the United States Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The Assignee acknowledged that the securities to be issued have not been registered under the Securities Act, that it understood the economic risk of an investment in the securities, and that it had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

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

TRANSFER AGENT

Our transfer agent is Holladay Stock Transfer, Inc. of 2939 North 67th Place, Suite C, Scottsdale, Arizona.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company incurred losses of $12,000 during the year ended January 31, 2011 compared to losses of $12,000 in 2010. The main area of expenses incurred during both fiscal years ended January 31, 2011 and 2010 related to general and administrative fees.

LIQUIDITY AND CAPITAL RESOURCES

The Company used cash from operations of $12,000 for fiscal year ended January 31, 2011 compared to $12,000 in the previous year ended January 31, 2010. At January 31, 2011, the Company had no liquid assets.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

KITCHER RESOURCES INC.
(An Exploration Stage Company)

BALANCE SHEETS
(Audited)

	January 31,	January 31,
	2011	2010
Assets:
Cash	$-	$-

Total Assets	-	-

Liabilities:
Current Liabilities
Accounts Payable and Accrued Liabilities	1,700	1,700
Payable to Director	-	-

Total Liabilities	1,700	1,700

Stockholders' Equity (Deficit):
Common Stock par value .001 authorized 75,000,000
shares, 750,000 shares issued and outstanding	750	750
Additional Paid in Capital	93,250	81,250
Deficit accumulated during exploration stage	(95,700)	(83,700)
Total Stockholders' Deficit	(1,700)	(1,700)

Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

KITCHER RESOURCES, INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Audited)

			From Inception
	Year Ended	Year Ended	(December 26,
			2006) to
	January 31,	January 31,	January 31,
	2011	2010	2011
Revenues	$-	$-	$-
Costs of Services	-	-	-

Gross Margin	-	-	-

Operating Expenses:
Exploration Expenses	-	-	10,000
Impairment of Mineral Property	-	-	748
General and Administrative	12,000	12,000	26,394
Professional Fees	-	-	51,626
Transfer Agent/Regulatory/Filing	-	-	6,932
Operating Expenses	12,000	12,000	95,700

Operating (Loss)	(12,000)	(12,000)	(95,700)

Income Tax	-	-	-

Net Loss	$(12,000)	$(12,000)	$(95,700)

Earning Per Common Share, Basic &
Diluted	$(0.02)	$(0.02)

Weighted Average Shares
Outstanding	750,000	750,000

The accompanying notes are an integral part of these financial statements.

KITCHER RESOURCES, INC.
(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY
For the period from December 26, 2006 (inception) to January 31, 2011
(Audited)

	Common Shares	$0.001 Par Value	Additional Paid in Capital	Deficit Accumulated During Exploration Stage	Total Stockholders' Equity
Balance, December 26, 2006	$-	$-	$-	$-	$-

Stock issued for cash at $.001 per share
on December 29, 2006	500,000	500	19,500	-	20,000
Net loss for the period	-	-	-	(8,088)	(8,088)
Balance, January 31, 2007	500,000	500	19,500	(8,088)	11,912

Stock issued for cash at $.001 per share
on July 9, 2007	250,000	250	49,750	-	50,000
Net loss for the year				(16,970)	(16,970)
Balance, January 31, 2008	750,000	750	69,250	(25,058)	44,942

Net loss for the year				(44,942)	(44,942)
Balance January 31, 2009	750,000	750	69,250	(70,000)	-

Services contributed			12,000		12,000
Net loss for the year				(13,700)	(13,700)
Balance January 31, 2010	750,000	750	81,250	(83,700)	(1,700)

Services Contributed			12,000		12,000
Net loss for the year				(12,000)	(12,000)
Balance January 31, 2011	$750,000	$750	$93,250	$(95,700)	$(1,700)

The accompanying notes are an integral part of these financial statements.

KITCHER RESOURCES, INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Audited)

			From
			Inception
			(December 26,
	Year Ended	Year Ended	2006) to
	January 31,	January 31,	January 31,
	2011	2010	2011
CASH FLOW FROM OPERATING ACTIVITES:
Net Loss for the Period	$(12,000)	$(12,000)	$(95,700)
Adjustments to reconcile net loss to net cash
used by operating activities:
Impairment of Mineral Property	-	-	748
Changes in Operating Assets and Liabilities:
Increase in Accounts Payable	-	-	1,700
Net Cash (Used) in Operating Activities	(12,000)	(12,000)	(93,252)

CASH FLOWS FROM INVESTING ACTIVITIES:
Mineral Property Acquisition	-	-	(748)
Net Cash Used by Investing Activities	-	-	(748)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common Stock issued for cash	-	-	70,000
Advance from Related Party	12,000	12,000	24,000
Net Cash Provided by Financing Activities	12,000	12,000	94,000

Net (Decrease) Increase in Cash	-	-	-
Cash at Beginning of Period	-	-	-
Cash at End of Period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise and Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

KITCHER RESOURCES INC.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2011

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

At January 31, 2011 we have a current operating loss carry-forward of $ 95,700 resulting in deferred tax assets of $32,538 We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

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

Fair value of services: The sole officer and director provided, without cost to the Company, his services, valued at $800 per month. Also provided, without cost to the Company, was office space valued at $200 per month. The total of these expenses was $12,000 for the year ended January 31, 2011 AND 2010 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of our internal control over financial reporting as of January 31, 2011, and concluded that our internal control over financial reporting was not effective at January 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. We identified a material weakness in our internal control over financial reporting primarily attributable to limited accounting and SEC reporting expertise within the Company. Due to our exploration stage, we have limited financial ability to remedy this staffing deficiency at this time; however, we will add additional accounting and SEC reporting expertise in the future as funds permit.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have not complied with all applicable filing requirements during the fiscal year ended January 31, 2011.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during fiscal years ended January 31, 2011 and 2010 (collectively, the “Named Executive Officers”):

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

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED JANUARY 31, 2010

The following table sets forth information as at January 31, 2011 relating to Stock Options that have been granted to the Named Executive Officers:

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

The following table sets forth information relating to compensation paid to our directors during fiscal year ended January 31, 2011 and 2010:

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
None
__________
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of the date of this Annual Report, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during fiscal year ended January 31, 2011.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal year ended January 31, 2011, we incurred approximately $-0- in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended January 31, 2011 and for the review of our financial statements for the quarters ended April 31, 2010, July 31, 2010 and October 31, 2010.

During fiscal year ended January 31, 2011, did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

ITEM 15. EXHIBITS AND FINANCIAL SCHEDULES

The following exhibits are filed with this Annual Report.

EXHIBIT NO.	DOCUMENT

99.1	Court Order from the District Court in Clark County, State of Nevada, dated May 24, 2011 regarding appointment of custodian.

99.2	Court Order from the District Court in Clark County, State of Nevada, dated March 8, 2012 regarding termination of custodianship.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

KITCHER RESOURCES INC.

Now known as AMOGEAR INC.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KITCHER RESOURCES INC.

Dated: April 3, 2012	By:	/s/ Michael Ceccon
Michael Ceccon, President/Chief
Executive Officer

Dated: April 3, 2012	By:	/s/ Michael Ceccon
Michael Ceccon, Chief Financial Officer

Dated: April 3, 2012	By:	/s/ Michael Ceccon
Director

KITCHER RESOURCES INC.

Dated: April 3, 2012	By:	/s/ Michael Ceccon
Michael Ceccon, President/Chief
Executive Officer

Dated: April 3, 2012	By:	/s/ Michael Ceccon
Michael Ceccon, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 3, 2012	By:	/s/ Michael Ceccon
Director