Form 10-Q
period 2011-04-30
Kitcher Resources Inc.
filed 2012-04-05
CIK 1392875

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of March 18, 2012
Common Stock, $0.001	40,003,512*

*Reflects reverse stock split of one for five hundred (1:500) effective as of March 1, 2012.

KITCHER RESOURCES INC.

Form 10-Q

ITEM 1. FINANCIAL STATEMENTS

KITCHER RESOURCES INC.
(An Exploration Stage Company)
BALANCE SHEETS

	April 30,	January 31,
	2011	2011
	(Unaudited)	(Audited)
Assets:
Cash	$-	$-

Total Assets	-	-

Liabilities:
Current Liabilities
Accounts Payable and Accrued Liabilities	-	-
Convertible Debt	1,700	1,700

Total Liabilities	1,700	1,700

Stockholders' Equity (Deficit):
Common Stock par value .001 authorized 75,000,000 shares, 750,000 shares issued and outstanding	750	750
Additional Paid in Capital	96,250	93,250
Deficit accumulated during exploration stage	(98,700)	(95,700)
Total Stockholders' Deficit	(1,700)	(1,700)

Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

KITCHER RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended April 30, 2011	Three Months Ended April 30, 2010	From Inception (December 26,2006) to April 30, 2011
Revenues	$-	$-	$-
Costs of Services	-	-	-

Gross Margin	-	-	-

Operating Expenses:
Exploration Expenses	-	-	10,000
Impairment of Mineral Property	-	-	748
General and Administrative	3,000	3,000	29,394
Professional Fees	-	-	51,626
Transfer Agent/Regulatory/Filing	-	-	6,932
Operating Expenses	3,000	3,000	98,700

Operating (Loss)	(3,000)	(3,000)	(98,700)

Income Tax	-	-	-

Net Loss	$(3,000)	$(3,000)	$(98,700)

Earning Per Common Share, Basic &
Diluted	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding	750,000	750,000

The accompanying notes are an integral part of these financial statements.

KITCHER RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From
			Inception
	Three Months	Three Months	(December 26,
	Ended	Ended	2006) to
	April 30,	April 30,	April 30,
	2011	2010	2011
CASH FLOW FROM OPERATING ACTIVITES:
Net Loss for the Period	$(3,000)	$(3,000)	$(98,700)
Adjustments to reconcile net loss to net cash
used by operating activities:
Impairment of Mineral Property	-	-	748
Changes in Operating Assets and Liabilities:
Increase in Accounts Payable	-	-	1,700
Net Cash (Used) in Operating Activities	(3,000)	(3,000)	(96,252)

CASH FLOWS FROM INVESTING ACTIVITIES:
Mineral Property Acquisition	-	-	(748)
Net Cash Used by Investing Activities	-	-	(748)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common Stock issued for cash	-	-	70,000
Advance from Related Party	3,000	3,000	27,000
Net Cash Provided by Financing Activities	3,000	3,000	97,000

Net (Decrease) Increase in Cash	-	-	-
Cash at Beginning of Period	-	-	-
Cash at End of Period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise and Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

KITCHER RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
For the period from December 26, 2006 (inception) to April 30, 2011

	Common	$0.001 Par	Additional Paid in	Deficit Accumulated During Exploration	Total Stockholders'
	Shares	Value	Capital	Stage	Equity
Balance, December 26, 2006	$-	$-	$-	$-	$-

Stock issued for cash at $.001 per share
on December 29, 2006	500,000	500	19,500	-	20,000
Net loss for the period	-	-	-	(8,088)	(8,088)
Balance, January 31, 2007 (Audited)	500,000	500	19,500	(8,088)	11,912

Stock issued for cash at $.001 per share
on July 9, 2007	250,000	250	49,750	-	50,000
Net loss for the year				(16,970)	(16,970)
Balance, January 31, 2008 (Audited)	750,000	750	69,250	(25,058)	44,942

Net loss for the year				(44,942)	(44,942)
Balance January 31, 2009 (Audited)	750,000	750	69,250	(70,000)	-

Contributed services			12,000		12,000
Net loss for the year				(13,700)	(13,700)
Balance January 31, 2010 (Audited)	750,000	750	81,250	(83,700)	(1,700)

Services Contributed			12,000
Net loss for the year				(12,000)
Balance January 31, 2011 (Audited)	750,000	750	93,250	(95,700)	(1,700)

Contibuted services			3,000		3,000
Loss for the period				(3,000)	(3,000)
Balance April 30, 2011 (Unaudited)	$750,000	$750	$96,250	$(98,700)	$(1,700)

The accompanying notes are an integral part of these financial statements.

KITCHER RESOURCES INC.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2011

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

Fair value of services: The sole officer and director provided, without cost to the Company, his services, valued at $800 per month. Also provided, without cost to the Company, was office space valued at $200 per month. The total of these expenses were $3,000 for each quarter of April 2011 and 2010.and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

Results of Operation

Three Month Period Ended April 30, 2011 Compared to Three Month Period Ended April 30, 2010.

For the three months ended April 30, 2011 the Company incurred a loss of $3,000 compared to a loss of $3,000 for the three months ended April 30, 2010 incurred as a result of administrative and overhead recognized costs.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended April 30, 2011 Compared with Three months ended April 30, 2010

Our cash flows used from Operating Activities for the three months ended April 30, 2011 was $(3,000) compared to $(3,000) for the three months ended April 30, 2010.

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

GOING CONCERN

The independent auditors' report accompanying our January 31, 2011 and January 31, 2010 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of April 30, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  We identified a material weakness in our internal control over financial reporting primarily attributable to limited accounting and SEC reporting expertise within the Company. Due to our exploration stage, we have limited financial ability to remedy this staffing deficiency at this time.

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