Form 10-Q
period 2011-07-31
Kitcher Resources Inc.
filed 2012-04-05
CIK 1392875

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

KITCHER RESOURCES INC.

Form 10-Q

ITEM 1. FINANCIAL STATEMENTS

KITCHER RESOURCES INC.
(An Exploration Stage Company)
BALANCE SHEETS

	July 31,	January 31,
	2011	2011
	(Unaudited)	(Audited)
Assets:
Cash	$-	$-

Total Assets	-	-

Liabilities:
Current Liabilities
Accounts Payable and Accrued Liabilities	-	-
Convertible Debt	1,700	1,700

Total Liabilities	1,700	1,700

Stockholders' Equity (Deficit):
Common Stock par value .001 authorized 75,000,000
shares, 1,750,000 and 750,000 shares issued and
outstanding	1750	750
Additional Paid in Capital	1,698,250	93,250
Deficit accumulated during exploration stage	(1,701,700)	(95,700)
Total Stockholders' Deficit	(1,700)	(1,700)

Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

KITCHER RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	From Inception (December 26, 2006) to
	July 31,	July 31,	July 31,	July 31,	July 31,
	2011	2010	2011	2010	2011
Revenues	$-	$-	$-	$-	$-
Costs of Services	-	-	-	-	-

Gross Margin	-	-	-	-	-

Operating Expenses:
Exploration Expenses	-	-	-	-	10,000
Impairment of Mineral Property	-	-	-	-	748
General and Administrative	3,000	3,000	6,000	6,000	32,394
Professional Fees	1,600,000	-	1,600,000	-	1,651,626
Transfer Agent/Regulatory/Filing	-	-	-	-	6,932
Operating Expenses	1,603,000	3,000	1,606,000	6,000	1,701,700

Operating (Loss)	(1,603,000)	(3,000)	(1,606,000)	(6,000)	(1,701,700)

Income Tax	-	-	-	-	-

Net Loss	$(1,603,000)	$(3,000)	$(1,606,000)	$(6,000)	$(1,701,700)

Earning Per Common Share, Basic &
Diluted	$(1.14)	$(0.00)	$(1.49)	$(0.01)

Weighted Average Shares
Outstanding	1,402,174	750,000	1,079,670	750,000

The accompanying notes are an integral part of these financial statements.

KITCHER RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From
			Inception
	Six Months	Six Months	(December 26,
	Ended	Ended	2006) to
	July 31,	July 31,	July 31,
	2011	2010	2011
CASH FLOW FROM OPERATING ACTIVITES:
Net Loss for the Period	$(1,606,000)	$(6,000)	$(1,701,700)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock issued	1,600,000	-	1,600,000
Impairment of Mineral Property	-	-	748
Changes in Operating Assets and Liabilities:
Increase in Accounts Payable	-	-	1,700
Net Cash (Used) in Operating Activities	(6,000)	(6,000)	(99,252)

CASH FLOWS FROM INVESTING ACTIVITIES:
Mineral Property Acquisition	-	-	(748)
Net Cash Used by Investing Activities	-	-	(748)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common Stock issued for cash	-	-	70,000
Advance from Related Party	6,000	6,000	30,000
Net Cash Provided by Financing Activities	6,000	6,000	100,000

Net (Decrease) Increase in Cash	-	-	-
Cash at Beginning of Period	-	-	-
Cash at End of Period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise and Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

KITCHER RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
For the period from December 26, 2006 (inception) to July 31, 2011

	Common	$0.001 Par	Additional Paid in	Deficit Accumulated During Exploration	Total Stockholders'
	Shares	Value	Capital	Stage	Equity
Balance, December 26, 2006	$-	$-	$-	$-	$-

Stock issued for cash at $.001 per share
on December 29, 2006	500,000	500	19,500	-	20,000
Net loss for the period	-	-	-	(8,088)	(8,088)
Balance, January 31, 2007 (Audited)	500,000	500	19,500	(8,088)	11,912

Stock issued for cash at $.001 per share
on July 9, 2007	250,000	250	49,750	-	50,000
Net loss for the year				(16,970)	(16,970)
Balance, January 31, 2008 (Audited)	750,000	750	69,250	(25,058)	44,942

Net loss for the year				(44,942)	(44,942)
Balance January 31, 2009 (Audited)	750,000	750	69,250	(70,000)	-

Contributed services			12,000		12,000
Net loss for the year				(13,700)	(13,700)
Balance January 31, 2010 (Audited)	750,000	750	81,250	(83,700)	(1,700)

Services Contributed			12,000
Net loss for the year				(12,000)
Balance January 31, 2011 (Audited)	750,000	750	93,250	(95,700)	(1,700)

Stock issued for services	1,000,000	1,000	1,599,000		1,600,000
Contibuted services			6,000		6,000
Loss for the period				(1,606,000)	(1,606,000)
Balance July 31, 2011 (Unaudited)	$1,750,000	$1,750	$1,698,250	$(1,701,700)	$(1,700)

The accompanying notes are an integral part of these financial statements.

KITCHER RESOURCES INC.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2011

The Company

Note 1- Organizational Background:

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

Note 4- Commitments:

The Company is not a party to any leases and does not have any commitments

Note 5- Stockholders' Equity:

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

On June 6, 2011 the Company issued 1,000,000 shares for services to its president. The shares were valued at the market price which was 1.60 per share and shown in the income statement under professional fees.

Fair value of services: The sole officer and director provided, without cost to the Company, his services, valued at $800 per month. Also provided, without cost to the Company, was office space valued at $200 per month. The total of these expenses were $6,000 for the six months ended July 31,2011 and 2010.and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

Convertible Debt-The Company has a liability for $1,700 arising out of a transfer agent bill. This debt was assigned to a third party by the company and payable into convertible stock anytime after May 31, 2011 for 17,000,000 shares of stock at .0001.

Note 6- Change of Control:

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

Results of Operation

Six Month Period Ended July 31, 2011 Compared to Three Month Period Ended July 31, 2010.

For the six months ended July 31, 2011 the Company incurred a loss of $3,000 compared to a loss of $3,000 for the six months ended July 31, 2010.resulting from administrative and overhead recognized costs.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended July 31, 2011 Compared with Three months ended July 31, 2010

Our cash flows used from Operating Activities for the six months ended July 31, 2011 was $(3,000) compared to $(3,000) for the three months ended July 31, 2010.

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

ITEM IV. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of July 31, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  We identified a material weakness in our internal control over financial reporting primarily attributable to limited accounting and SEC reporting expertise within the Company. Due to our exploration stage, we have limited financial ability to remedy this staffing deficiency at this time.

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

ITEM IA. RISK FACTORS

No report required

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. Removed and Reserved

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report.

EXHIBIT NO.	DOCUMENT

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

KITCHER RESOURCES INC.
SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KITCHER RESOURCES INC.

Dated: April 3, 2012	By:	/s/ Michael Ceccon
Michael Ceccon, President/Chief Executive Officer

Dated: April 3, 2012	By:	/s/ Michael Ceccon
Michael Ceccon, Chief Financial Officer