Form 10-Q
period 2011-10-31
Kitcher Resources Inc.
filed 2012-04-05
CIK 1392875

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of March 31, 2012
Common Stock, $0.001	42,223,512*

*Reflects reverse stock split of one for five hundred (1:500) effective as of March 1, 2012.

KITCHER RESOURCES INC.

Form 10-Q

ITEM 1. FINANCIAL STATEMENTS

KITCHER RESOURCES INC.
(An Exploration Stage Company)
BALANCE SHEETS

	October 31,	January 31,
	2011	2011
	(Unaudited)	(Audited)
Assets:
Cash	$-	$-

Total Assets	-	-

Liabilities:
Current Liabilities
Accounts Payable and Accrued Liabilities	-	-
Convertible Debt	1,700	1,700

Total Liabilities	1,700	1,700

Stockholders' Equity (Deficit):
Common Stock par value .001 authorized 75,000,000
shares, 1,750,000 and 750,000 shares issued and
outstanding	1750	750
Additional Paid in Capital	1,701,250	93,250
Deficit accumulated during exploration stage	(1,704,700)	(95,700)
Total Stockholders' Deficit	(1,700)	(1,700)

Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

KITCHER RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					From Inception
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	(December 26,
					2006) to
	October 31,	October 31,	October 31,	October 31,	October 31,
	2011	2010	2011	2010	2011
Revenues	$-	$-	$-	$-	$-
Costs of Services	-	-	-	-	-

Gross Margin	-	-	-	-	-

Operating Expenses:
Exploration Expenses	-	-	-	-	10,000
Impairment of Mineral Property	-	-	-	-	748
General and Administrative	3,000	3,000	9,000	9,000	35,394
Professional Fees	-	-	1,600,000	-	1,651,626
Transfer Agent/Regulatory/Filing	-	-	-	-	6,932
Operating Expenses	3,000	3,000	1,609,000	9,000	1,704,700

Operating (Loss)	(3,000)	(3,000)	(1,609,000)	(9,000)	(1,704,700)

Income Tax	-	-	-	-	-

Net Loss	$(3,000)	$(3,000)	$(1,609,000)	$(9,000)	$(1,704,700)

Earning Per Common Share, Basic &
Diluted	$(0.00)	$(0.00)	$(1.23)	$(0.01)

Weighted Average Shares
Outstanding	1,750,000	750,000	1,310,439	750,000

The accompanying notes are an integral part of these financial statements.

KITCHER RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
For the period from December 26, 2006 (inception) to October 31, 2011

				Deficit
	Common	$0.001 Par	Additional Paid in	Accumulated During	Total Stockholders'
	Shares	Value	Capital	Exploration Stage	Equity
Balance, December 26, 2006	$-	$-	$-	$-	$-

Stock issued for cash at $.001 per share
on December 29, 2006	500,000	500	19,500	-	20,000
Net loss for the period	-	-	-	(8,088)	(8,088)
Balance, January 31, 2007 (Audited)	500,000	500	19,500	(8,088)	11,912

Stock issued for cash at $.001 per share
on July 9, 2007	250,000	250	49,750	-	50,000
Net loss for the year				(16,970)	(16,970)
Balance, January 31, 2008 (Audited)	750,000	750	69,250	(25,058)	44,942

Net loss for the year				(44,942)	(44,942)
Balance January 31, 2009 (Audited)	750,000	750	69,250	(70,000)	-

Contributed services			12,000		12,000
Net loss for the year				(13,700)	(13,700)
Balance January 31, 2010 (Audited)	750,000	750	81,250	(83,700)	(1,700)

Services Contributed			12,000
Net loss for the year				(12,000)
Balance January 31, 2011 (Audited)	750,000	750	93,250	(95,700)	(1,700)

Stock issued for services	1,000,000	1,000	1,599,000		1,600,000
Contibuted services			9,000		9,000
Loss for the period				(1,609,000)	(1,609,000)
Balance October 31, 2011 (Unaudited)	$1,750,000	$1,750	$1,701,250	$(1,704,700)	$(1,700)

The accompanying notes are an integral part of these financial statements.

KITCHER RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From
			Inception
	Nine Months	Nine Months	(December 26,
	Ended	Ended	2006) to
	October 31,	October 31,	October 31,
	2011	2010	2011
CASH FLOW FROM OPERATING ACTIVITES:
Net Loss for the Period	$(1,609,000)	$(9,000)	$(1,704,700)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock issued	1,600,000	-	1,600,000
Impairment of Mineral Property	-	-	748
Changes in Operating Assets and Liabilities:
Increase in Accounts Payable	-	-	1,700
Net Cash (Used) in Operating Activities	(9,000)	(9,000)	(102,252)

CASH FLOWS FROM INVESTING ACTIVITIES:
Mineral Property Acquisition	-	-	(748)
Net Cash Used by Investing Activities	-	-	(748)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common Stock issued for cash	-	-	70,000
Advance from Related Party	9,000	9,000	33,000
Net Cash Provided by Financing Activities	9,000	9,000	103,000

Net (Decrease) Increase in Cash	-	-	-
Cash at Beginning of Period	-	-	-
Cash at End of Period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$0	$0	$0
Franchise and Income Taxes	$0	$0	$0

The accompanying notes are an integral part of these financial statements.

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

Fair Value of Financial Instruments: FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2010 and 2009, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

At January 31, 2011 we have a current operating loss carry-forward of $ 70,000 resulting in deferred tax assets of $23,800 We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

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

On June 2, 2011 the Company issued 1,000,000 shares to its officer for services valued at market at $1.60 per share and shown in the financials under professional fees.

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

Fair value of services: The sole officer and director provided, without cost to the Company, his services, valued at $800 per month. Also provided, without cost to the Company, was office space valued at $200 per month. The total of these expenses was $9,000 nine months ended October 31, 2011 and 2010, and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

Convertible Debt- The Company has a liability for $1,700 arising out of a transfer agent bill. This debt was assigned to a third party by the company and payable into convertible stock anytime after May 31, 2011 for 17,000,000 shares of stock at .0001.

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

General Overview

We were incorporated pursuant to the laws of the State of Nevada on December 26, 2006. Since our incorporation, we were in the business of the exploration and development of a mineral property consisting of 5 M.T.O. cells (totaling 5,446 acres) in southern British Columbia. Our property was without known reserves and our program was exploratory in nature.

On October 19, 2011, Joseph Arcaro (the “Seller”) and Michael Ceccon (the “Buyer”) entered into that stock purchase agreement (the “Stock Purchase Agreement”), pursuant to which the Seller sold and transferred to Buyer an aggregate 1,000,000 shares of restricted common stock held of record by Seller. This represented the transfer of a majority control interest. Simultaneously with execution of the Stock Purchase Agreement, the Seller resigned as the sole executive officer and member of the Board of Directors and the Buyer was appointed as the President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and sole member of the Board of Directors.  Subsequent to the Stock Purchase Agreement, management changed the operational strategy and general operations to design and develop prototypes of sports apparel for the Mixed Marshal Arts (“MMA”, similar fighting styles and other custom athletic sports.

Business Operations

We are current capitalizing on the increasing popularity of MMA, similar fighting styles and other custom athletic sports to provide exciting apparel for the world-wide audience of MMA and sporting fans and consumers. We are: (i) designing and developing prototypes for sports apparel for the MMA and similar fighting styles and other custom athletic sports consumer for the initial summer 2012 product line, which prototypes will be further developed into a product line classified into three categories: (a) training; (b) competition; and (c) lifestyle (the (“Product Line”); and (ii) will market and sell the Product Line creating brand recognition in the MMA, boxing and similar fighting styles and other custom athletic sports apparel industry. We believe that we have identified an opportunity in the equipment and apparel market to successfully launch our new established brand (“AMOGEAR”). Management’s goal is to establish the highest quality apparel and equipment company within the industry gaining significant market traction by leveraging the initial brand recognition and establishing mass cross-over appeal. We believe that the AMOGEAR product line will create an additional niche brand in the MMA and boxing sports apparel and equipment industry.

We intend to develop a corporate culture based on a passion for the MMA and similar fighting styles and other custom action sports lifestyle. Our philosophy will emphasize an integrated combination of results measurement, training and incentive programs, all designed to drive sales productivity. We intend to empower our sales associates to make business decisions and consistently reward their success. We further intend to seek to enhance the productivity of our employees and encourage their advancement by offering future comprehensive training programs.

Results of Operation

Nine Month Period Ended October 31, 2011 Compared to Nine Month Period Ended October 31, 2010.

For the nine months ended October 31, 2011 we incurred a loss of $1,609,000 compared to a loss of $9,000 for the nine months ended October 31, 2010. The loss incurred during the nine months ended October 31, 2011 consisted of: (i) $9,000 in general and administrative; and (ii) $1,600,000 in professional fees resulting from the issuance of stock.

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended October 31, 2011 Compared with Nine Month Period Ended October 31, 2010

Our cash flows used from Operating Activities for the nine months ended October 31, 2011 was ($9,000) compared to ($9,000) for the nine month period ended October 31, 2010.

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

ITEM IV. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of October 31, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  We identified a material weakness in our internal control over financial reporting primarily attributable to limited accounting and SEC reporting expertise within the Company. Due to our exploration stage, we have limited financial ability to remedy this staffing deficiency at this time.

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

ITEM IA. RISK FACTORS

No report required

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On March 27, 2012, the Board of Directors of accepted the resignation of Michael Ceccon as the President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and solemember of the Board of Directors. Mr. Ceccon did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Simultaneously, the Board of Directors accepted the consent of Richard Brutti as the President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and sole member of the Board of Directors effective March 27, 2012 to serve until his successor is duly elected.

Richard Brutti.  Mr. Brutti has been an independent management consultant for the past thirty years with an emphasis on operational strategies and corporate finance. Since 1980, Mr. Brutti has been providing management consulting services to a number of businesses with a focus on assisting early stage development companies from inception to viable operating entities. In 2009, he founded and is the co-host of Mind Your Own Business The Radio Show, which is a radio show for business entrepreneurs. From June2004 through 2007, Mr. Brutti was the president of New England Ringside, a sports marketing company. In 2002, Mr. Brutti merged his consumer products company, Rephresh Inc., with Tasker Products Inc. Mr. Brutti was also the chief financial officer at New Balance and a consultant with Ernst & Young.

Mr. Brutti earned a Master In Business Administration from Boston College in 1983 and a degree in Accounting from Bentley College in 1977.

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
___________
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

KITCHER RESOURCES INC.

Dated: April 3, 2012	By:	/s/ Richard Brutti
Richard Brutti, President/Chief
Executive Officer

Dated: April 3, 2012	By:	/s/ Richard Brutti
Richard Brutti, Chief Financial Officer