Form 10-K
period 2012-01-31
Kitcher Resources Inc.
filed 2012-04-05
CIK 1392875

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Mark One

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2012

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of the common equity, as of the last business of the registrant’s most recently completed second fiscal quarter: July 31, 2011 is $-0-.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

N/A

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐ No☐
APPLICABLE ONLY TO CORPORATE REGISTRANTS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended January 31, 2012.

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

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended January 31, 2012, to provide capital, we issued stock in exchange for our debts or pursuant to contractual agreements as set forth below.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We incurred losses of $55,619 during the year ended January 31, 2012 compared to losses of $12,000 in 2011. The main area of expenses incurred during fiscal year ended January 31, 2012 consisted of: (i) general and administrative of $33,619; and (ii) professional fees of $22,000. Expenses incurred during fiscal year ended January 31, 2011 consisted of $12,000 in general and administrative fees.

LIQUIDITY AND CAPITAL RESOURCES

We used cash from operations of $-0- for fiscal year ended January 31, 2012 compared to $-0- in the previous year ended January 31, 2011. At January 31, 2012, we had no liquid assets.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Michael F. Cronin
Certified Public Accountant
Orlando, FL 32708

Board of Directors and Shareholders
Amogear, Inc. (f/k/aKitcher Resources, Inc.)
Boston, MA

I have audited the accompanying balance sheets of Amogear, Inc. (f/k/aKitcher Resources, Inc.) as of January 31, 2012 and 2011 and the related statements of operations, stockholders' deficiency and cash flows for the years then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amogear, Inc. (f/k/aKitcher Resources, Inc.) as of January 31, 2012 and 2011 and the results of its operations, its cash flows and changes in stockholders' deficiency for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a $55,619 loss from operations and has no cash.  The Company may not have adequate readily available resources to fund operations through 2012. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

March 27, 2012

/s/ Michael F. Cronin
__________________________________
Michael F. Cronin
Certified Public Accountant
NY, FL Orlando, Florida

Amogear, Inc.
 (f/k/a Kitcher Resources Inc.)
Balance Sheet

	January 31, 2012	January 31, 2011

Assets
Current assets
Cash	$0	$0
Accounts receivable	0	0
Total current assets	0	0

Total Assets	$0	$0

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$1,950	$0
Accrued expenses	1,700	1,700
Notes Payable related parties	41,669	0
Total current liabilities	45,319	1,700

Stockholders' Deficiency:
Common stock-75,000,000 authorized $0.001 par value
3,505 shares issued & outstanding (1,500 in 2011)	4	2
Additional paid-in capital	105,996	93,998
Accumulated Deficit	(151,319)	(95,700)
Total Stockholders' Deficiency	(45,319)	(1,700)

Total Liabilities & Stockholders' Deficiency	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Amogear, Inc.
(f/k/a Kitcher Resources, Inc.)
Statements of Operations

	Year Ended January 31,
	2012	2011

Revenue	$0	$0

Costs & Expenses:
General & administrative	33,619	12,000
Professional Fees	22,000	0
Transfer Agent/Regulatory/Filing	0	0
Total Costs & Expenses	55,619	12,000

Loss from continuing operations before income taxes	(55,619)	(12,000)
Income taxes	0	0

Net Loss	$(55,619)	$(12,000)

Basic and diluted per share amounts:
Continuing operations	$(22.25)	$(8.00)
Basic and diluted net loss	$(22.25)	$(8.00)

Weighted average shares outstanding (basic & diluted)	2,500	1,500

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Amogear. Inc.
(f/k/a Kitcher Resources, Inc.)
Statements of Cash Flows

	Year Ended January 31,
	2012	2011

Cash flows from operating activities:
Net Loss	$(55,619)	$(12,000)
Adjustments required to reconcile net loss
to cash used in operating activities:
Fair value of services provided without cost	12,000	12,000
Expenses paid by related parties	41,669	0
Increase (decrease) in accounts payable & accrued expenses	1,950	0
Cash used by operating activities:	0	0

Change in cash	0	0
Cash-beginning of period	0	0
Cash-end of period	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Amogear, Inc.
(f/k/a Kitcher Resources, Inc.)
Statements of Stockholders' Deficiency

	Common Shares	Common Stock	Additional paid-in capital	Accumulated Deficit	Total Stockholders' Deficiency
Balance at January 31, 2010	1,500	2	81,998	(83,700)	(1,700)
Services Contributed			12,000		12,000
Net Loss				(12,000)	(12,000)
Balance at January 31, 2011	1,500	2	93,998	(95,700)	(1,700)
Shares issued for services	2,000	2	11,998		12,000
Rounding shares	5				0
Net Loss				(55,619)	(55,619)
Balance at January 31, 2012	3,505	4	105,996	(151,319)	(45,319)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

AMOGEAR, INC.
 (F/K/A KITCHER RESOURCES, INC.)
BACKGROUND AND
SIGNIFICANT ACCOUNTING POLICIES
JANUARY 31, 2012

The Company

Organizational Background: Amogear, Inc. (f/k/aKitcher Resources, Inc.) (the “Company” or "Amogear"), was originally incorporated on December 26, 2006 in the state of Nevada. In 2008 we ceased operations and have not engaged in any material business operations since that time.

District Court Clark County, Nevada Proceedings: On May 24, 2011, in its Court Order, the District Court  Clark County, Nevada granted the application of Joseph Arcaro to appoint a receiver. The Court Order appointing Receiver empowered the receiver to evaluate our financial status, to determine whether there are any options for corporate viability that could benefit our shareholders, to reinstate our corporation with the Nevada Secretary of State, and to obtain copies of our shareholder records from our transfer agent. Under the receivership, and with funds supplied by Mr. Arcaro, the Company reinstated its corporate charter; paid all past due franchise taxes and settled all outstanding debts.  In addition, on May 30, 2011, the receiver, appointed Joseph Arcaro as our temporary sole Director, President, Secretary and Treasurer.

On February 22, 2012, following the submittal of detailed reports by the receiver; the Court discharged the receiver and returned the Company to the control of its Board of Directors.

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

Property and Equipment  New property and equipment are recorded at cost. Property and equipment included in the bankruptcy proceedings and transferred to the Trustee had been valued at liquidation value. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 5 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

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

Stock Based Compensation: Stock-based awards are accounted for using the fair value method in accordance with ASC 718, Share-Based Payments. Our primary type of share-based compensation consists of stock options. We use the Black-Scholes option pricing model in valuing options. The inputs for the valuation analysis of the options include the market value of the Company’s common stock, the estimated volatility of the Company’s common stock, the exercise price of the warrants and the risk free interest rate.

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

Fair Value of Financial Instruments: FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At January 31, 2012 and 2011, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

Earnings per Common Share: We compute net income (loss) per share in accordance with ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred as of January 31, 2010.

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

ASC 740 which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

Uncertain Tax Positions: The Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN No. 48”) which was effective for the Company on February 1, 2007.  FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements.

Our federal and state income tax returns are open for fiscal years ending on or after January 31, 2007. We are not under examination by any jurisdiction for any tax year. At January 31, 2012 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

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

AMOGEAR, INC.
 (F/K/A KITCHER RESOURCES, INC.)
NOTES TO FINANCIAL STATEMENTS
 JANUARY 31, 2012

1.   Recent Court Proceedings:

On May 24, 2011, in its Court Order, the District Court Clark County, Nevada granted the application of Joseph Arcaro to appoint a receiver. Following the submittal of detailed reports by the receiver the Court discharged the receiver on February 22, 2012 and returned the Company to the control of its Board of Directors.

Resultant Change in Control: In connection with the Order and subsequent shareholder meeting, Joseph Arcaro became our sole director and President on May 30, 2011. On October 17, 2011 Mr. Arcaro resigned and Michael Ceccon was appointed sole office and director of the corporation.

In exchange for services of approximately $12,000 by Mr. Ceccon we issued 2,000 common shares representing approximately 57%our common stock outstanding on that date.

2. Income Taxes:

We have adopted ASC 740, Income Taxes, which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. Our net operating loss carryovers incurred prior to 2011 considered available to reduce future income taxes may be reduced or eliminated through our recent  change of control (I.R.C. Section 382(a)) and the continuity of business limitation of I.R.C. Section 382(c).

We have a current operating loss carry-forward of $ 115,000 resulting in deferred tax assets of $22,000. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry-forwards before full utilization.

3. Commitments:

The Company is not a party to any leases and does not have any commitments

4. Stockholders' Equity:

Reverse Stock Split

In June and again in October of 2011 we declared a reverse split of our common stock. The combined result of the reverse splits was that that every twenty thousand (20,000) issued and outstanding shares of common stock of the Corporation were automatically converted into 1 share of common stock. Any resulting share ownership interest of fractional shares was rounded up to the first whole integer in such a manner that all rounding was done to the next single share. Except as otherwise noted, all share, option and warrant numbers have been restated to give retroactive effect to these reverse splits. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred January 31, 2010.

Common Stock

We are currently authorized to issue up to 75,000,000 shares of $ 0.001 par value common stock. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis.

Stock Options

There are no employee or non-employee option grants.

5. Related Party Transactions not Disclosed Elsewhere:

Due Related Parties: Amounts due related parties consist of corporate reinstatement expenses and prior obligations paid by affiliates prior to the establishment of a bank account. Such items totaled $41,669 at January 31, 2012. The corresponding note is payable upon demand.

Fair value of services: The principal stockholder provided, without cost to the Company, his services, valued at $800 per month which totaled $ 9,600 respectively for the years 2012 and 2011. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $2,400 for the twelve-month periods ended January 31, 2012 and 2011. The total of these expenses was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

6. Subsequent Events:

Effective March 1, 2012 we issued 40 million common shares to our President and CEO in exchange for services.

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

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of January 31, 2012 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of our internal control over financial reporting as of January 31, 2012, and concluded that our internal control over financial reporting was not effective at January 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. We identified a material weakness in our internal control over financial reporting primarily attributable to limited accounting and SEC reporting expertise within the Company. Due to our exploration stage, we have limited financial ability to remedy this staffing deficiency at this time; however, we will add additional accounting and SEC reporting expertise in the future as funds permit.

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

Our directors and executive officers, their ages and positions held are as follows:

Name	Age	Position with the Company
Richard Brutti	51	President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and member of Board of Directors

Business Experience

The following is a brief account of the education and business experience of our director, executive officer and key employee during at least the past five years, indicating the person's principal occupation during the period, and the name and principal business of the organization by which he was employed, and including other directorships held in reporting companies.

Richard Brutti

On March 27, 2012, the Board of Directors of accepted the resignation of Michael Ceccon as the President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and sole member of the Board of Directors. Mr. Ceccon did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have not complied with all applicable filing requirements during the fiscal year ended January 31, 2012.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during fiscal years ended January 31, 2012 and 2011 (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($) (2)(3)
Raminder Badyal. Prior CEO and CFO	2012 2011	-0- -0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Michael Ceccon. CEO and CFO	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED JANUARY 31, 2010

The following table sets forth information as at January 31, 2012 relating to Stock Options that have been granted to the Named Executive Officers:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Raminder Badyal, prior CEO/CFO	-0-	-0-	-0-	-0-	n/a	-0-	-0-	-0-	-0-
Michael Ceccon, CEO/CFO	-0-	-0-	-0-	-0-	n/a	-0-	-0-	-0-	-0-

The following table sets forth information relating to compensation paid to our directors during fiscal year ended January 31, 2012 and 2011:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Raminder Badyal 2012 2011	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
Michael Ceccon 2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 42,,223,512 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (1)	Percentage of Beneficial Ownership
Directors and Officers:
Michael Ceccon 7 Bond Street Boston, Massachusetts	40,003,333	57.14%

All executive officers and directors as a group (1 person)	40,003,333	57.14%

10% or Greater Shareholders

None
___________
(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there are 42,223,512 shares issued and outstanding. Beneficial ownership amounts reflect the Reverse Stock Split.

CHANGES IN CONTROL

On October 14, 2011, a stock purchase agreement was entered into between Joseph Arcaro and Michael Ceccon (the “Stock Purchase Agreement”), pursuant to which Mr. Arcaro sold an aggregate of 1,000,000 pre-Reverse Stock Split shares of restricted common stock to Michael Ceccon. Therefore, a change of control occurred. On October 17, 2011, Joseph Arcaro resigned as our sole officer and director and Michael Ceccon was appointed as the sole officer and director of the Corporation. On March 27, 2012, Michael Ceccon resigned his executive and board position and Mr. Richard Brutti was appointed as the sole executive officer and member of the Board of Directors.

We are unaware of any other contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of the date of this Annual Report, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during fiscal year ended January 31, 2012.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal year ended January 31, 2012, we incurred approximately $-0- in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended January 31, 2012 and for the review of our financial statements for the quarters ended April 31, 2011, July 31, 2011 and October 31, 2011.

During fiscal year ended January 31, 2012, did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

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
________
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

Dated: April 3, 2012	By:	/s/ Richard Brutti
Director