Form 10-Q
period 2012-04-30
Amogear Inc.
filed 2012-06-14
CIK 1392875

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 30, 2012
Common Stock, $0.001	42,223,509*

*Reflects reverse stock split of one for five hundred (1:500) effective as of March 1, 2012.

AMOGEAR INC.
Form 10-Q

ITEM 1. FINANCIAL STATEMENTS

Amogear, Inc.
 (f/k/a Kitcher Resources Inc.)
Balance Sheet

	April 30, 2012	January 31, 2012 (audited)

Assets
Current assets
Cash	$0	$0
Accounts receivable	0	0
Total current assets	0	0

Total Assets	$0	$0

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$1,950	$1,950
Accrued expenses	1,700	1,700
Notes Payable related parties	41,669	41,669
Total current liabilities	45,319	45,319

Stockholders' Deficiency:
Common stock-75,000,000 authorized $0.001 par value, 42,223,509 and
3,505 shares issued & outstanding	42,224	4
Additional paid-in capital	4,288,776	105,996
Accumulated Deficit	(4,376,319)	(151,319)
Total Stockholders' Deficiency	(45,319)	(45,319)

Total Liabilities & Stockholders' Deficiency	$0	$0

See Notes to Financial Statements.

Amogear, Inc.
(f/k/a Kitcher Resources, Inc.)
Statements of Operations

	Three Months Ended April 30,
	2012	2011

Revenue	$0	$0

Costs & Expenses:
General & administrative	3,000	3,000
Stock for Services	4,222,000	0
Transfer Agent/Regulatory/Filing	0	0
Total Costs & Expenses	4,225,000	3,000

Loss from continuing operations before income taxes	(4,225,000)	(3,000)
Income taxes	0	0

Net Loss	$(4,225,000)	$(3,000)

Basic and diluted per share amounts:
Continuing operations	$(0.464)	$(2.00)
Basic and diluted net loss	$(0.856)	$(2.00)

Weighted average shares outstanding (basic & diluted)	9,111,858	1,500

See Notes to Financial Statements.

Amogear. Inc.
(f/k/a Kitcher Resources, Inc.)
Statements of Cash Flows

	Three Months Ended April 30,
	2012	2011

Cash flows from operating activities:
Net Loss	$(4,225,000)	$(3,000)
Adjustments required to reconcile net loss
to cash used in operating activities:
Fair value of services provided without cost	3,000	3,000
Shares issued for services	4,222,000	0
Increase (decrease) in accounts payable & accrued expenses	0	0
Cash used by operating activities:	0	0

Change in cash	0	0
Cash-beginning of period	0	0
Cash-end of period	$0	$0

See Notes to Financial Statements.

Amogear, Inc.
(f/k/a Kitcher Resources, Inc.)
Statements of Stockholders' Deficiency

	Common Shares	Common Stock	Additional paid-in capital	Accumulated Deficit	Total Stockholders' Deficiency

Balance at January 31, 2010	1,500	2	81,998	(83,700)	(1,700)
Services Contributed			12,000		12,000
Net Loss				(12,000)	(12,000)
Balance at January 31, 2011	1,500	2	93,998	(95,700)	(1,700)
Shares issued for services	2,000	2	11,998		12,000
Rounding shares	5				0
Net Loss				(55,619)	(55,619)
Balance at January 31, 2012	3,505	4	105,996	(151,319)	(45,319)
Services Contributed			3,000		3,000
Shares issued for Services	42,220,004	42,220	4,179,780		4,222,000
Net Loss				(4,225,000)	(4,225,000)
BALANCE AT APRIL 30, 2012	42,223,509	4	108,996	(154,319)	(45,319)

See Notes to Financial Statements.

AMOGEAR, INC.
 (F/K/A KITCHER RESOURCES, INC.)
BACKGROUND AND
SIGNIFICANT ACCOUNTING POLICIES
April 30, 2012

Note 1. The Company:

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

Note 2. Significant Accounting Policies:

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

Property and Equipment: New property and equipment are recorded at cost. Property and equipment included in the bankruptcy proceedings and transferred to the Trustee had been valued at liquidation value. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 5 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

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

Note 3. Recent Accounting Pronouncements:

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

Note 4. Recent Court Proceedings:

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

In exchange for services of approximately $12,000 by Mr. Ceccon we issued 2,000 common shares representing approximately 57% our common stock outstanding on that date.

Note 5. Income Taxes:

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

Note 6. Commitments:

The Company is not a party to any leases and does not have any commitments

Note 7. Stockholders' Equity:

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

On March 12,2012 the Company issued 40,000,000 shares of stock to its President valued at the market price and recognized the expense as stock for services on the statement of operations.

On March 19, 2012 the Company issued 2,220,000 shares for services also valued at market, and recognized the expense as stock for services on the statement of operations.

Stock Options
There are no employee or non-employee option grants.

Note 8. Related Party Transactions not Disclosed Elsewhere:

Due Related Parties: Amounts due related parties consist of corporate reinstatement expenses and prior obligations paid by affiliates prior to the establishment of a bank account. Such items totaled $41,669 at April 30, 2012. The corresponding note is payable upon demand.

Fair value of services: The principal stockholder provided, without cost to the Company, his services, valued at $800 per month and also provided, without cost to the Company, office space valued at $200 per month, which totaled $1,000 for the three-month periods ended April 30, 2012 and 2011. The total of these expenses was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

As disclosed in note 4 the Company issued 40,000,000 shares to its President and 2,220,000 shares to an entity which had advanced $41,669 detailed above.

Note 9. Subsequent Events:

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

As used in this quarterly report, the terms "we", "us", "our" and "our company" mean Amogear Inc., unless otherwise indicated.

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

Results of Operation

Three Month Period Ended April 30, 2012 Compared to Three Month Period Ended April 30, 2011.

For the three months ended April 30, 2012, we incurred a loss of $4,225,000 compared to a loss of $3,000 for the three months ended April 30, 2011. The loss incurred during the three months ended April 30, 2012 consisted of: (i) $3,000 in general and administrative; and (ii) $4,222,000 in valuation of stock issued for services. See Part II. Item 3.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended April 30, 2012

As of April 30, 2012, our current assets were $0 and our current liabilities were $45,319, which resulted in a working capital deficit of $45,319. As of April 30, 2012, current liabilities were comprised of: (i) $1,950 in accounts payable - trade; (ii) $1,700 in accrued expenses; and (iii) $41,669 in notes payable related parties.

As of April 30, 2012, our total assets were $-0-. As of April 30, 2012, our total liabilities were $45,319 comprised entirely of current liabilities.

Stockholders’ deficit was ($45,319) as of January 31, 2012 and March 31, 2012.

Three Month Period Ended April 30, 2012 Compared with Three Month Period Ended April 30, 2011

Our cash flows used from operating activities for the three months ended April 30, 2012 was $-0- consisting of a net loss of ($4,225,000), which was adjusted by $3,000 in fair value of services provided without cost and $4,222,000 in shares issued for services.

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

GOING CONCERN

The independent auditors' report accompanying our January 31, 2012 and January 31, 2011 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of April 30, 2012 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  We identified a material weakness in our internal control over financial reporting primarily attributable to limited accounting and SEC reporting expertise within the Company. Due to our exploration stage, we have limited financial ability to remedy this staffing deficiency at this time.

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

ITEM 1A. RISK FACTORS

No report required

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

During the three month period ended April 30, 2012, we authorized the issuance of an aggregate 40,000,000 shares of stock to our President/Chief Executive Officer, valued at par value $0.001 per share as stock for services rendered. We also authorized the issuance of an aggregate 2,220,000 shares to a consultant valued at par value $0.001 per share for consultant services rendered. .

The aggregate of 42,220,000 shares of common stock were issued to two individuals who are United States residents in reliance on Section 4(2) promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The individuals acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINING SAFETY DISCLOSURE

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

Richard Brutti.  Mr. Brutti has been an independent management consultant for the past thirty years with an emphasis on operational strategies and corporate finance. Since 1980, Mr. Brutti has been providing management consulting services to a number of businesses with a focus on assisting early stage development companies from inception to viable operating entities. In 2009, he founded and is the co-host of Mind Your Own Business The Radio Show, which is a radio show for business entrepreneurs. From June 2004 through 2007, Mr. Brutti was the president of New England Ringside, a sports marketing company. In 2002, Mr. Brutti merged his consumer products company, Rephresh Inc., with Tasker Products Inc. Mr. Brutti was also the chief financial officer at New Balance and a consultant with Ernst & Young.

Mr. Brutti earned a Master In Business Administration from Boston College in 1983 and a degree in Accounting from Bentley College in 1977.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report.

EXHIBIT NO.	DOCUMENT

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

AMOGEAR INC.

Dated: June 13, 2012	By:	/s/ Richard Brutti
Richard Brutti, President/Chief
Executive Officer

Dated: June 13, 2012	By:	/s/ Richard Brutti
Richard Brutti, Chief Financial Officer