Form 10-Q
period 2012-07-31
Amogear Inc.
filed 2012-09-14
CIK 1392875

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of September 12, 2012
Common Stock, $0.001	42,223,509*

*Reflects reverse stock split of one for five hundred (1:500) effective as of March 1, 2012.

AMOGEAR INC.

Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMOGEAR, INC.
(FKA Kitcher Resources, Inc.)
Balance Sheets

ASSETS
	July 31, 2012	January 31, 2011
	(Unaudited)	(Audited)

Current Assets

Cash	$-	$-

Total Assets	$-	$-

LIABI LITI ES
Current Liabilities

Accounts Payable and Accrued
Liabilities	$45,319	$45,319

Total Current Liabilities	45,319	45,319

S T O C K H O L D E R S ' E Q U I T Y

Common Stock 75,000,000 authorized shares 42,223,509 and 3,505 shares issued and outstanding @par value of .001	42,224	4
Additional paid in capital	4,291,776	105,996
Accumulated Deficit
	(4,379,319)	(151,319)

Total Stockholders' Equity	(45,319)	(45,319)

Total Liabilities and Stockholders'
Equity	$-	$-

See accompanying notes to financial statements

AMOGEAR, INC.
(fka Kitcher Resources, Inc.)
Statements of Operations
(Unaudited)

	Three Months Ended July 31, 2012		Three Months Ended July 31, 2011		Six Months Ended July 31, 2012	Six Months Ended July 31, 2011
Revenues:
			$			$
Revenues		$-		-	-

Total Revenues		-		-	-
Expenses:
Operating Expenses

Stock for Services		-		-	4,222,000		-
General and Administrative		3,000		3,000	6,000		6,000
Professional Fees		-		-	-		-
Transfer Agent/Regulatory/Filing		-		-	-		-
Total Expenses		3,000		3,000	4,228,000		6,000
Net loss from Operations		(3,000)		(3,000)	(4,228,000)		(6,000)

Provision for Income Taxes:		-		-	-

	$		$			$
Net Income (Loss) for the period		(3,000)		(3,000)	(4,228,000)		(6,000)

Basic and Diluted Earnings Per Common Share		(0.00)		(2.00)	(0.15)		(4.00)

Weighted Average number of Common Shares		42,223,509		1,500	28,150,174		1,500

See accompanying notes to financial statements

AMOGEAR, INC.
(fka Kitcher Resources, Inc.)
Statement of Stockholders' Equity

				Deficit
				Accumulated
			Additional	During		Total
		$ 0.001	Paid-In	Exploration		Stockholders'
	Shares	Par Value	Capital	Stage		Equity

Balance, January 31, 2010	1,500	$2	$81,998	$(83,700)		$(1,700)

Services Contributed			12,000			12,000

Net loss for the period	-	-	-	(12,000)		(12,000)

Balance, January 31, 2011	1,500	2	93,998	(95,700)		(1,700)

Shares issued for services	2,000	2	11,998			12,000
Rounding	5
Net loss for the year	-	-	-	(55,619	) )	(55,619	) )
Balance January 31, 2012	3,505	4	105,996	(151,319)		(45,319)
Services Contributed			6,000			6,000
Shares issued for Services	42,220,004	42,220	4,179,780			4,222,000

Net Loss				(4,228,000)		(4,228,000)

Balance July 31, 2012	42,223,509	42,224	4,291,776	(4,379,319)		(45,319)

See accompanying notes to financial statements

Amogear, Inc.
(FKA Kitcher Resources)
Statements of Cash Flows
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	July 31,	July 31,
	2012	2011
Operating Activities:
Net (Loss)	$(4,228,000)	$(6,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued	4,222,000
Fair Value of services	6,000	6,000
Accounts Payable	-	-
-
Net Cash Used in from Operating Activities	-	-

Financing Activities:
Common Stock issued for cash	-	-
Advance (to) from Related Party	-	-
Net Cash Provided by Financing Activities	-	-

Net Increase in Cash	-	-

Cash Balance, Begin Period	-	-
	$	$
Cash Balance, End Period	-	-
Supplemental Information:

Taxes paid	-	-

Interest paid	-	-

See accompanying notes to financial statements

AMOGEAR, INC.
 (F/K/A KITCHER RESOURCES, INC.)
BACKGROUND AND
SIGNIFICANT ACCOUNTING POLICIES
July 31, 2012
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

2. Significant Accounting Policies:

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

JULY 31, 2012

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

9. Subsequent Events:

The Company evaluated and determined there were no subsequent events to report.

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

Results of Operation

Six Month Period Ended July 31, 2012 Compared to Six Month Period Ended July 31, 2011.

For the six months ended July 31, 2012, we incurred a loss of $4,228,000 compared to a loss of $6,000 for the six months ended July 31, 2011. We generated no revenue for the six month periods ended July 31, 2012 and July 31, 2011, respectively.

During the six month period ended July 31, 2012, we incurred operating expenses of $4,228,000 compared to $6,000 incurred during the six month period ended July 31, 2011, an increase of $4,222,000.  The operating expenses incurred during the six months ended July 31, 2012 consisted of: (i) $6,000 (2011: $6,000) in general and administrative; and (ii) $4,222,000 (2011: $-0-) in valuation of stock issued for services. See Part II. Item 3.

Our net loss during the six month period ended July 31, 2012 was $4,228,000 or $0.15 per share compared to a net loss of $6,000 or $4.00 per share during the six  month period ended July 31, 2011. The weighted average number of shares outstanding was 28,150,174 for the six month period ended July 31, 2012 compared to 1,500 for the six month period July 31, 2011.

Three Month Period Ended July 31, 2012 Compared to Three Month Period Ended July 31, 2011.

For the three months ended July 31, 2012, we incurred a loss of $3,000 compared to a loss of $3,000 for the three months ended July 31, 2011. We generated no revenue for the three month periods ended July 31, 2012 and July 31, 2011, respectively.

During the three month period ended July 31, 2012, we incurred operating expenses of $3,000 compared to $3,000 incurred during the three month period ended July 31, 2011.  The operating expenses incurred during the three months ended July 31, 2012 consisted of $3,000 in general and administrative.

Our net loss during the three month period ended July 31, 2012 was $3,000 or $0.00 per share compared to a net loss of $3,000 or $2.00 per share during the three month period ended July 31, 2011. The weighted average number of shares outstanding was 42,223,509 for the three month period ended July 31, 2012 compared to 1,500 for the three month period July 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended July 31, 2012

As of July 31, 2012, our current assets were $0 and our current liabilities were $45,319, which resulted in a working capital deficit of $45,319. As of July 31, 2012, our total assets were $-0-. As of April 30, 2012, our total liabilities were $45,319 comprised entirely of current liabilities.

Stockholders’ deficit was ($45,319) as of July 31, 2012.

Our cash flows used from operating activities for the six months ended July 31, 2012 was $-0- consisting of a net loss of ($4,228,000), which was adjusted by $6,000 in fair value of services provided without cost and $4,222,000 in shares issued for services.

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

ITEM IV. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of July 31, 2012 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  We identified a material weakness in our internal control over financial reporting primarily attributable to limited accounting and SEC reporting expertise within the Company. Due to our exploration stage, we have limited financial ability to remedy this staffing deficiency at this time.

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

ITEM IA. RISK FACTORS

No report required

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

During the six month period ended July 31, 2012, we authorized the issuance of an aggregate 40,000,000 shares of stock to our President/Chief Executive Officer, valued at par value $0.001 per share as stock for services rendered. We also authorized the issuance of an aggregate 2,220,000 shares to a consultant valued at par value $0.001 per share for consultant services rendered. .

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

AMOGEAR INC.

Dated: September 12, 2012	By:	/s/ Richard Brutti
Richard Brutti, President/Chief
Executive Officer

Dated: September 12, 2012	By:	/s/ Richard Brutti
Richard Brutti, Chief Financial Officer