Form 10-Q
period 2012-10-31
Amogear Inc.
filed 2012-12-14
CIK 1392875

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of December 10, 2012
Common Stock, $0.001	42,223,509*

*Reflects reverse stock split of one for five hundred (1:500) effective as of March 1, 2012.

AMOGEAR INC.

Form 10-Q

ITEM 1. FINANCIAL STATEMENTS

AMOGEAR, INC.
(FKA Kitcher Resources, Inc.)
BALANCE SHEETS

	October 31,	January 31,
	2012	2012
Assets:	(Unaudited)	(Audited)
Current Assets
Cash	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

Liabilities:
Current Liabilities
Accounts Payable & Accrued Liabilities	$45,319	$45,319
Total Current Liabilities	45,319	45,319

Stockholders' Equity (Deficit):
Common Stock par value .001 authorized 75,000,000
shares, Issued and outstanding 42,223,509 and 3,505 shares	42,224	4
Additional Paid in Capital	4,294,776	105,996
Deficit Accumulated during Exploration Stage	(4,382,319)	(151,319)
Total Stockholders' Deficit	(45,319)	(45,319)

Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

AMOGEAR, INC.
(FKA Kitcher Resources, Inc.)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three months ended October 31,		For the Nine months ended October 31,
	2012	2011	2012	2011
Sales	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-

Gross Margin	-	-	-	-

Operating Expenses:
Stock for Services	-	-	4,222,000	1,600,000
General and Administrative	3,000	3,000	9,000	9,000
Operating Expenses	3,000	3,000	4,231,000	1,609,000

Operating (Loss)	(3,000)	(3,000)	(4,231,000)	(1,609,000)

Loss Before Taxes	(3,000)	(3,000)	(4,231,000)	(1,609,000)

Provisions for Income Tax	-	-	-	-

Net Loss	$(3,000)	$(3,000)	$(4,231,000)	$(1,609,000)

Loss per Share, Basic & Diluted	$(0.00)	$(2.00)	$(0.10)	$(643.09)

Weighted Average Shares Outstanding	42,223,509	1,500	42,223,509	2,502

The accompanying notes are an integral part of these financial statements.

AMOGEAR, INC.
(FKA Kitcher Resources, Inc.)
STATEMENTS OF STOCKHOLDERS DEFICIT
(Unaudited)

			Additional
	Common	Common	Paid in	Accumulated
	Shares	Stock	Capital	Deficit	Total
Balance January 31, 2010	1,500	$2	$81,998	$(83,700)	$(1,700)

Services Contributed	-	-	12,000	-	12,000
Net Loss for the year	-	-	-	(12,000)	(12,000)
Balance January 31, 2011	1,500	2	93,998	(95,700)	(1,700)

Stock issued for services	2,000	2	11,998	-	12,000
Rounding	5	-	-	-	-
Net Loss for the year	-	-	-	(55,619)	(55,619)
Balance January 31, 2012	3,505	4	105,996	(151,319)	(45,319)

Services Contributed			9,000		9,000
Stock issued for services	42,220,004	42,220	4,179,780		4,222,000
Net Loss for nine months				(4,231,000)	(4,231,000)
Balance October 31, 2012	42,223,509	$42,224	$4,294,776	$(4,382,319)	$(45,319)

The accompanying notes are an integral part of these financial statements.

AMOGEAR, INC.
(FKA Kitcher Resources, Inc.)
STATEMENTS OF CASH FLOWS
(Unaudited)

For the Nine Months Ended October 31,
	2012	2011
CASH FLOW FROM OPERATING ACTIVITES:
Net Loss for the Period	$(4,231,000)	$(1,609,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Shares Issued for Services	4,222,000	1,600,000
Services Contributed	9,000	9,000
Changes in Operating Assets and Liabilities:
Increase in Accounts Payable & Accrued Expenses	-	-
Net Cash (Used) in Operating Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock issued for cash	-	-
Net Cash Provided by Financing Activities	-	-

Net (Decrease) Increase in Cash	-	-
Cash at Beginning of Period	-	-
Cash at End of Period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Franchise and Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AMOGEAR, INC.
 (F/K/A KITCHER RESOURCES, INC.)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2012

1. The Company

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

AMOGEAR, INC.
 (F/K/A KITCHER RESOURCES, INC.)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2012

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

Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carry forwards. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of our net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our results and the mix of income or loss in domestic and foreign tax jurisdictions in which we operate.

AMOGEAR, INC.
 (F/K/A KITCHER RESOURCES, INC.)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2012

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
OCTOBER 31, 2012

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

6. Commitments:

The Company is not a party to any leases and does not have any commitments.
.

AMOGEAR, INC.
 (F/K/A KITCHER RESOURCES, INC.)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2012

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

Fair value of services: The principal stockholder provided, without cost to the Company, his services, valued at $800 per month and also provided, without cost to the Company, office space valued at $200 per month, which totaled $3,000 for the three-month periods ended October 31, 2012 and 2011. And $9,000 for the nine month periods ended October 31, 2012 and 2011.The total of these expenses was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

Results of Operation

Nine Month Period Ended October 31, 2012 Compared to Nine Month Period Ended October 31, 2011.

For the nine months ended October 31, 2012, we incurred a loss of ($4,231,000) compared to a loss of ($1,609,000) for the nine months ended October 31, 2011. We generated no revenue for the nine month periods ended October 31, 2012 and October 31, 2011, respectively.

During the nine month period ended October 31, 2012, we incurred operating expenses of $4,231,000 compared to $1,609,000 incurred during the nine month period ended October 31, 2011, an increase of $2,622,000.  The operating expenses incurred during the nine months ended October 31, 2012 consisted of: (i) $9,000 (2011: $9,000) in general and administrative; and (ii) $4,222,000 (2011: $1,600,000) in valuation of stock issued for services. See Part II. Item 3.

Our net loss during the nine month period ended October 31, 2012 was ($4,231,000 or ($0.10) per share compared to a net loss of ($1,609,000) or ($643.09) per share during the nine month period ended October 31, 2011. The weighted average number of shares outstanding was 42,223,509 for the nine month period ended October 31, 2012 compared to 2,502 for the nine month period October 31, 2011.

Three Month Period Ended October 31, 2012 Compared to Three Month Period Ended October 31, 2011.

For the three months ended October 31, 2012, we incurred a loss of ($3,000) compared to a loss of ($3,000) for the three months ended October 31, 2011. We generated no revenue for the three month periods ended October 31, 2012 and October 31, 2011, respectively.

During the three month period ended October 31, 2012, we incurred operating expenses of $3,000 compared to $3,000 incurred during the three month period ended October 31, 2011.  The operating expenses incurred during the three months ended October 31, 2012 consisted of $3,000 in general and administrative.

Our net loss during the three month period ended October 31, 2012 was ($3,000) or $0.00 per share compared to a net loss of ($3,000) or ($2.00) per share during the three month period ended October 31, 2011. The weighted average number of shares outstanding was 42,223,509 for the three month period ended October 31, 2012 compared to 1,500 for the three month period October 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended October 31, 2012

As of October 31, 2012, our current assets were $0 and our current liabilities were $45,319, which resulted in a working capital deficit of $45,319. As of October 31, 2012, our total assets were $-0-. As of October 31, 2012, our total liabilities were $45,319 comprised entirely of current liabilities.

Stockholders’ deficit was ($45,319) as of October 31, 2012.

Our cash flows used from operating activities for the nine months ended October 31, 2012 was $-0- consisting of a net loss of ($4,231,000), which was adjusted by $9,000 in fair value of services provided without cost and $4,222,000 in shares issued for services.

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

ITEM IV. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of October 31, 2012 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  We identified a material weakness in our internal control over financial reporting primarily attributable to limited accounting and SEC reporting expertise within the Company. Due to our exploration stage, we have limited financial ability to remedy this staffing deficiency at this time.

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

ITEM IA. RISK FACTORS

No report required

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

During the nine month period ended October 31, 2012, we authorized the issuance of an aggregate 40,000,000 shares of stock to our President/Chief Executive Officer, valued at par value $0.001 per share as stock for services rendered. We also authorized the issuance of an aggregate 2,220,000 shares to a consultant valued at par value $0.001 per share for consultant services rendered. .

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINING SAFETY DISCLOSURE

No report required.

ITEM 5. OTHER INFORMATION

Changes in Registrant's Certifying Accountant

We have engaged Patrick Rodgers CPA, PA (“Rodgers”) as our principal independent registered public accounting firm effective December 3, 2012.  Concurrent with this appointment, we accepted the resignation of Michael F. Cronin, CPA (“Cronin”), effective December 3, 2012.  The decision to change its principal independent registered public accounting firm has been approved by our Board of Directors.

The report of Cronin on our financial statements for fiscal years ended January 31, 2011 and January 31, 2012 did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern.  During our fiscal year ended January 31, 2011 and during the subsequent period through to the date of Cronin’s resignation, there were no disagreements between us and Cronin, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Cronin, would have caused Cronin to make reference thereto in its report on our audited financial statements.

We provided Cronin with a copy of the Current Report on Form 8-K filed with the Securities and Exchange Commission and requested that Cronin furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not Cronin agrees with the statements made in the Current Report on Form 8-K with respect to Cronin and, if not, stating the aspects with which they do not agree.  We received the requested letter from Cronin wherein they have confirmed their agreement to our disclosures in the Current Report with respect to Cronin. A copy of Cronin’s letter was filed as an exhibit to the Current Report.

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

Mr. Brutti earned a Master In Business Administration from Boston College in 1983 and a degree in Accounting from Bentley College in 1977.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report.

EXHIBIT NO.	DOCUMENT

16.1	Letter of Michael Cronin, CPA (1)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporation by referenced from Current Report on Form 8-K filed with the Commission December 5, 2012

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

AMOGEAR INC.

Dated: December 11, 2012	By:	/s/ Richard Brutti
Richard Brutti, President/Chief Executive Officer

Dated: December 11, 2012	By:	/s/ Richard Brutti
Richard Brutti, Chief Financial Officer