Form 10-K
period 2013-01-31
Amogear Inc.
filed 2013-05-15
CIK 1392875

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Mark One

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-141328

Amogear Inc.
(Name of small business issuer in its charter)

Nevada	20-8107485
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7 Bond Street Boston, Massachusetts 02118
(Address of principal executive offices)

(781) 690-5077
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

Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filed	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of the common equity, as of the last business of the registrant’s most recently completed second fiscal quarter: July 31, 2012 is $-0-.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

N/A

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class Outstanding as of May 13, 2013 Common Stock, $0.001 42,223,509 shares.

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

N/A

Transitional Small Business Disclosure Format (Check one): ☐ Yes ☒ No

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

AVAILABLE INFORMATION

Amogear Inc. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov.

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

Our trading symbol on the Over-the-Counter Bulletin Board changed to “AMOG” on April 11, 2012.

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

PRODUCT LINE

As of the date of this Annual Report, we have designed and developed our initial prototypes for the summer 2013 Product Line  The products comprising the summer 2013 Product Line are ready for commercial production. For the summer 2013 Product Line, we have created initial “first phase” prototypes or have created the required designs. "First phase" prototypes are initial test products created from two dimensional drawings to test feasibility of design. Once analyzed and changed, the next step is to produce a "second phase" prototype which should be correct in fit and fabric. Finally, the "third phase" prototype is a sales sample, ready for commercial production. For all of our Product Lines, management has obtained or developed and tested the necessary fabrics.

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

Lifestyle/Sportswear

Our lifestyle/sportswear products will include: (i) graphic tee shirts in tank, short sleeve, and long sleeve varieties with graphics that will retail for approximately $28; (ii) hoody’s in full zip and pullover varieties made from premium heavyweight cotton that will retail for approximately $65 to $75; (iii) rayon tee shirts that will retail for approximately $45; and (iv) fitted hats that will retail between $25 and $30.

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

In the first half of 2013, management intends to conduct a test run solely for the limited purpose of gaining feedback on the AMOGEAR brand design. We are currently manufacturing 250-500 pieces of flagship cotton t-shirts with the AMOGEAR logo and plans on selling them through a third party website. Because of the nature of this test run, management will sell the designated shirts at a price of approximately $5-10 per unit. This will cover costs of manufacturing and shipping. This represents a deep discount off of our planned retail price of $28 per unit. We do not plan on offering such deep discounts for our commercial line of apparel.

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

PATENTS & TRADEMARKS

Management intends to trade marking both the “AMOGEAR” name and logo within the first quarter of 2013. Management is currently consulting with the proper attorneys to determine the best economical and efficient way of executing the task. Management is still in the information gathering and education stage but intends to commence filing by the time of the summer 2013 launch of the Product Line.

PRODUCT DEVELOPMENT & RESEARCH COSTS

From inception in November of 2011 to December 31, 2013, we have spent approximately $10,000 on the design and development of our sports apparel line. This includes logo creation and purchasing samples from several different overseas and domestic manufacturers in order to locate the best possible quality at a competitive price so that target margins can be achieved.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

As of the date of this Annual Report, our corporate offices are located at 7 Bond Street, Boston, Massachusetts 2118.

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

There has been no active trading of our securities, and, therefore, no high and low bid pricing. As of the date of this Annual Report, we have 26 shareholders of record. We have paid no cash dividends and have no outstanding options.

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended January 31, 2013, to provide capital, we issued stock in exchange for our debts or pursuant to contractual agreements as set forth below.

Advisory Agreement

Effective on March 12, 2012, we issued an aggregate of 40,000,000 shares of our restricted common stock to our President/Chief Executive Officer, Michael Ceccon. We had entered into that certain one year advisory board agreement (the “Advisory Agreement”) with Michael Ceccon pursuant to which Mr. Ceccon will provide certain services to us and we shall pay a monthly fee of $2,500 and issue 40,000,000 shares of restricted common stock. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The shares have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. Mr. Ceccon acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that it had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We incurred a net loss of ($4.234.000) during fiscal year ended January 31, 2013 compared to a net loss of ($55,619) incurred during fiscal year ended January 31, 2012. We generated no revenue during fiscal years ended January 31, 2013 January 31, 2012, respectively.

During fiscal year ended January 31, 2013, we incurred operating expenses of $4,234,000 compared to $55,619 incurred during fiscal year ended January 31, 2012, an increase of $4,178,381. The operating expenses incurred during fiscal year ended January 31, 2013 consisted of: (i) $12,000 (2012: $55,619) in general and administrative; and (ii) $4,222,000 (2012: $-0-) in valuation of stock issued for services. See Part II. Item 3.

Our net loss during fiscal year ended January 31, 2013 was ($4,234,000 or ($0.10) per share compared to a net loss of ($55,619) or ($22.23) per share during fiscal year ended January 31, 2012. The weighted average number of shares outstanding was 42,223,509 for fiscal year ended January 31, 2013 compared to 2,502 for fiscal year ended January 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2013, our current assets were $0 and our current liabilities were $45,319, which resulted in a working capital deficit of $45,319. As of January 31, 2013, our total assets were $-0-. As of January 31, 2013, our total liabilities were $45,319 comprised entirely of current liabilities.

Stockholders’ deficit was ($45,319) as of January 31, 2013.

We used cash from operations of $-0- for fiscal year ended January 31, 2013 compared to $-0- in the previous year ended January 31, 2012. At January 31, 2013, we had no liquid assets.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

AMOGEAR, INC.
(FKA Kitcher Resources, Inc.)
BALANCE SHEETS

	January 31,	January 31,
	2013	2012
Assets:
Current Assets
Cash	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

Liabilities:
Current Liabilities
Accounts Payable & Accrued Liabilities	$45,319	$45,319
Total Current Liabilities	45,319	45,319

Stockholders' Equity (Deficit):
Common Stock par value .001 authorized 75,000,000
shares, Issued and outstanding 42,223,509 and 3,505 shares	42,224	4
Additional Paid in Capital	4,297,776	105,996
Retained Deficit	(4,385,319)	(151,319)
Total Stockholders' Deficit	(45,319)	(45,319)

Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

AMOGEAR, INC.
(FKA Kitcher Resources, Inc.)
STATEMENTS OF OPERATIONS

	For the Year Ended January 31,
	2013	2012

Sales	$-	$-
Cost of Goods Sold	-	-

Gross Margin	-	-

Operating Expenses:
Stock for Services	4,222,000	-
General and Administrative	12,000	55,619
Operating Expenses	4,234,000	55,619

Operating (Loss)	(4,234,000)	(55,619)

Loss Before Taxes	(4,234,000)	(55,619)

Provisions for Income Tax	-	-

Net Loss	$(4,234,000)	$(55,619)

Loss per Share, Basic & Diluted	$(0.10)	$(22.23)

Weighted Average Shares Outstanding	42,223,509	2,502

The accompanying notes are an integral part of these financial statements.

AMOGEAR, INC.
(FKA Kitcher Resources, Inc.)
STATEMENTS OF CASH FLOWS

	For the Year Ended January 31,
	2013	2012
CASH FLOW FROM OPERATING ACTIVITES:
Net Loss for the Period	$(4,234,000)	$(55,619)
Adjustments to reconcile net loss to net cash
used by operating activities:
Shares Issued for Services	4,222,000	-
Services Contributed	12,000	12,000
Changes in Operating Assets and Liabilities:
Increase in Accounts Payable & Accrued Expenses	-	43,619
Net Cash (Used) in Operating Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock issued for cash	-	-
Net Cash Provided by Financing Activities	-	-

Net (Decrease) Increase in Cash	-	-
Cash at Beginning of Period	-	-
Cash at End of Period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Franchise and Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AMOGEAR, INC.
(FKA Kitcher Resources, Inc.)
STATEMENTS OF STOCKHOLDERS DEFICIT

			Additional
	Common	Common	Paid in	Accumulated
	Shares	Stock	Capital	Deficit	Total

Balance January 31, 2010	1,500	$2	$81,998	$(83,700)	$(1,700)

Services Contributed	-	-	12,000	-	12,000
Net Loss for the year	-	-	-	(12,000)	(12,000)
Balance January 31, 2011	1,500	2	93,998	(95,700)	(1,700)

Stock issued for services	2,000	2	11,998	-	12,000
Rounding	5	-	-	-	-
Net Loss for the year	-	-	-	(55,619)	(55,619)
Balance January 31, 2012	3,505	4	105,996	(151,319)	(45,319)

Services Contributed			12,000		12,000
Stock issued for services	42,220,004	42,220	4,179,780		4,222,000
Loss for the year				(4,234,000)	(4,234,000)
Balance January 31, 2013	42,223,509	$42,224	$4,297,776	$(4,385,319)	$(45,319)

The accompanying notes are an integral part of these financial statements.

AMOGEAR, INC.
 (F/K/A KITCHER RESOURCES, INC.)
NOTES TO FINANCIAL STATEMENTS
 JANUARY 31, 2013

NOTE 1- ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial  statements  which  present  fairly  the  financial  condition,  results  of  operations  and  cash  flows  of  the Company for the respective periods being presented.

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

Cash and Cash Equivalent

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

Valuation of Long-Lived Asset

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

Stock Based Compensation

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

Accounting For Obligations And Instruments Potentially To Be Settled In The Company’s Own Stock

We account for obligations and instruments potentially to be settled in the Company’s stock in accordance with FASB ASC 815, Accounting for Derivative Financial Instruments. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s own stock.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3: Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at January 31, 2013.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis.

Earnings per Common Share

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

Income taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes.  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

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

Our federal and state income tax returns are open for fiscal years ending on or after January 31, 2007. We are not under examination by any jurisdiction for any tax year. At January 31, 2013 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

Cash flows reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recent Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, ''Technical Corrections and Improvements" in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, "Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)" in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, "Intangibles -Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles -Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles -Goodwill and Other -General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In September 2011 Accounting Standards Update No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for impairment. This ASU's objective is to simplify the process of performing impairment testing for Goodwill. With this update a company is allowed to asses qualitative factors, first, to determine if it is more likely than not (greater than 50%) that the FV is less than the carrying amount. This would be done, prior to performing the two-step goodwill impairment testing, as prescribed by Topic 350.  Prior to this ASU, all entities were required to test, annually, their good will for impairment by Step 1 - comparing the FV to the carrying amount, and if impaired, then step 2 - calculate and recognize the impairment. Therefore, the fair value measurement is not required, until the "more likely than not" reasonableness test is concluded. Effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.

In May 2011, FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs . This ASU clarifies the board's intent of current guidance, modifies and changes certain guidance and principles, and adds additional disclosure requirements concerning the 3 levels of fair value measurements. Specific amendments are applied to FASB ASC 820-10-35, Subsequent Measurement and FASB ASC 820-10-50, Disclosures. This ASU is effective for interim and annual periods beginning after December 15, 2011.

In June 2011, FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income . - ASU 2011-05. Current US GAAP allows companies to present the components of comprehensive income as a part of the statement of changes in stockholders' equity. This ASU eliminates that option. in this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income This ASU is effective interim and annual periods beginning after December 15, 2011.  This ASU should be applied retrospectively. There are no specific transition disclosures

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3- RECENT COURT PROCEEDINGS

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

NOTE 4- INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of January 31:

	2013	2012
Deferred Tax Assets:
NOL Carryover	$163,319	$151,319
Related party accrual	-	-
Payroll accrual	-	-
Deferred tax liabilities:
Depreciation	-	-
Less valuation allowance	(163,319)	(151,319)
Net deferred tax assets	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended December 31, due to the following:

	2013	2012
Book Income (loss)	$(4,234,000)	$(55,619)
Meals and entertainment	-	-
Depreciation	-	-
Other nondeductible expenses	4,222,000	-
Accrued payroll	-	-
Valuation allowance	12,000	55,619
	$-	$-

At January 31, 2013, the Company had net operating loss carry forwards of approximately $163,319 that may be offset against future taxable income from the year 2013 to 2033. No tax benefit has been reported in the January 31, 2013 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 5- COMMITMENTS

The Company is not a party to any leases and does not have any commitments

NOTE 6- STOCKHOLDERS’ EQUITY

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

On March 12, 2012 the Company issued 40,000,000 shares of stock to its President valued at the market price and recognized the expense as stock for services on the statement of operations.

On March 19, 2012 the Company issued 2,220,000 shares for services also valued at market, and recognized the expense as stock for services on the statement of operations.

Stock Options

There are no employee or non-employee option grants.

NOTE 7- RELATED PARTY TRANSACTIONS

Due Related Parties

Amounts due related parties consist of corporate reinstatement expenses and prior obligations paid by affiliates prior to the establishment of a bank account. Such items totaled $41,669 at January 31, 2013. The corresponding note is payable upon demand.

Fair value of services

The principal stockholder provided, without cost to the Company, his services, valued at $800 per month and also provided, without cost to the Company, office space valued at $200 per month, which totaled $12,000 for the years ended January 31, 2013 and 20122.The total of these expenses was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

As disclosed in note 4 the Company issued 40,000,000 shares to its President and 2,220,000 shares to an entity which had advanced $41,669 detailed above.

NOTE 8- SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We engaged Patrick Rodgers CPA, PA (“Rodgers”) as our principal independent registered public accounting firm effective December 3, 2012.  Concurrent with this appointment, we accepted the resignation of Michael F. Cronin, CPA (“Cronin”), effective December 3, 2012.  The decision to change our principal independent registered public accounting firm has been approved by our board of directors.

The report of Cronin on our financial statements for fiscal years ended January 31, 2011 and January 31, 2012 did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern.  During fiscal year ended January 31, 2011 and during the subsequent period through to the date of Cronin’s resignation, there were no disagreements between us and Cronin, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Cronin, would have caused Cronin to make reference thereto in its report on our audited financial statements.

We provided Cronin with a copy of the Current Report on Form 8-K and requested that Cronin furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not Cronin agrees with the statements made in the Current Report on Form 8-K with respect to Cronin and, if not, stating the aspects with which they do not agree.  We received the requested letter from Cronin wherein they confirmed their agreement to our disclosures in the Current Report with respect to Cronin. A copy of Cronin’s letter was filed as an exhibit to an amendment to the Current Report with the Securities and Exchange Commission.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of January 31, 2013 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of our internal control over financial reporting as of January 31, 2013, and concluded that our internal control over financial reporting was not effective at January 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. We identified a material weakness in our internal control over financial reporting primarily attributable to limited accounting and SEC reporting expertise within the Company. Due to our developmental stage, we have limited financial ability to remedy this staffing deficiency at this time; however, we will add additional accounting and SEC reporting expertise in the future as funds permit.

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

Our directors and executive officers, their ages and positions held are as follows:

Name	Age	Position with the Company
Richard Brutti	52	President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and member of Board of Directors

Business Experience

The following is a brief account of the education and business experience of our director, executive officer and key employee during at least the past five years, indicating the person's principal occupation during the period, and the name and principal business of the organization by which he was employed, and including other directorships held in reporting companies.

Richard Brutti

 On March 27, 2012, the Board of Directors of accepted the resignation of Michael Ceccon as the President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and sole member of the Board of Directors. Mr. Ceccon did not resign as a result of any disagreement with us on any matter relating to the Company’s operations, policies or practices.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have not complied with all applicable filing requirements during the fiscal year ended January 31, 2013.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during fiscal years ended January 31, 2013 and 2012 (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($) (2)(3)
Richard Brutti CEO and CFO	2013 2012	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Michael Ceccon Prior CEO and CFO	2013 2012	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED JANUARY 31, 2010

The following table sets forth information as at January 31, 2013 relating to Stock Options that have been granted to the Named Executive Officers:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Richard Brutti CEO/CFO	-0-	-0-	-0-	-0-	n/a	-0-	-0-	-0-	-0-

Michael Ceccon, prior CEO/CFO	-0-	-0-	-0-	-0-	n/a	-0-	-0-	-0-	-0-

The following table sets forth information relating to compensation paid to our directors during fiscal year ended January 31, 2013 and 2012:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard Brutti 2013 2012	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Michael Ceccon 2013 2012	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 42,223,512 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (1)	Percentage of Beneficial Ownership
Directors and Officers:
Michael Ceccon Bond Street Boston, Massachusetts	40,003,333	57.14%
All executive officers and directors as a group (1 person)	-0-	0%
10% or Greater Shareholders
None

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of the date of this Annual Report, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during fiscal year ended January 31, 2013.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal year ended January 31, 2013, we incurred approximately $-0- in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended January 31, 2013 and for the review of our financial statements for the quarters ended April 31, 2012, July 31, 2012 and October 31, 2012.

During fiscal year ended January 31, 2013, did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

ITEM 15. EXHIBITS AND FINANCIAL SCHEDULES

The following exhibits are filed with this Annual Report.

EXHIBIT NO.	DOCUMENT

16.1	Letter of Michael Cronin, CPA filed as exhibit to the Current Report on 8-K filed with the Securities and Exchange Commission on December 5, 2012.

99.1	Court Order from the District Court in Clark County, State of Nevada, dated May 24, 2011 regarding appointment of custodian.

99.2	Court Order from the District Court in Clark County, State of Nevada, dated March 8, 2012 regarding termination of custodianship.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMOGEAR INC.

Dated: May 14, 2013	By:	/s/ Richard Brutti
Richard Brutti, President/Chief
Executive Officer

Dated: May 14, 2013	By:	/s/ Richard Brutti
Richard Brutti, Chief Financial Officer

Dated: May 14, 2013	By:	/s/ Richard Brutti
Director

AMOGEAR INC.

Dated: May 14, 2013	By:	/s/ Richard Brutti
Richard Brutti, President/Chief
Executive Officer

Dated: May 14, 2013	By:	/s/ Richard Brutti
Richard Brutti, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 14, 2013	By:	/s/ Richard Brutti
Director