Form 10-Q
period 2013-04-30
Amogear Inc.
filed 2013-06-14
CIK 1392875

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of June 13, 2013
Common Stock, $0.001	42,223,509

.
AMOGEAR INC.

Form 10-Q

ITEM 1. FINANCIAL STATEMENTS

AMOGEAR, INC.
(FKA Kitcher Resources, Inc.)
BALANCE SHEETS

	April 30,	January 31,
	2013	2013
Assets:
Current Assets
Cash	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

Liabilities:
Current Liabilities
Accrued Expenses	$4,534	$3,650
Note Payable Related Party	$56,669	$41,669
Total Current Liabilities	61,203	45,319

Stockholders' Equity (Deficit):
Common Stock par value .001 authorized 75,000,000
shares, Issued and outstanding 42,223,509 and 42,223,509 shares	42,224	42,224
Additional Paid in Capital	4,300,776	4,297,776
Retained Deficit	(4,404,203)	(4,385,319)
Total Stockholders' Deficit	(61,203)	(45,319)

Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

AMOGEAR, INC.
(FKA Kitcher Resources, Inc.)
STATEMENTS OF OPERATIONS

	For the Three Months Ended April 30,
	2013	2012

Sales	$-	$-
Cost of Goods Sold	-	-

Gross Margin	-	-

Operating Expenses:
Professional Fees	15,000
Stock for Services		4,222,000
General and Administrative	3,000	3,000
Operating Expenses	18,000	4,225,000

Operating (Loss)	(18,000)	(4,225,000)

Interest Expense	884	-

Loss Before Taxes	(18,884)	(4,225,000)

Provisions for Income Tax	-	-

Net Loss	$(18,884)	$(4,225,000)

Loss per Share, Basic & Diluted	$(0.00)	$(0.46)

Weighted Average Shares Outstanding	42,223,509	9,111,858

The accompanying notes are an integral part of these financial statements.

AMOGEAR, INC.
(FKA Kitcher Resources, Inc.)
STATEMENTS OF CASH FLOWS

	For the Three Months Ended April 30,
	2013	2012
CASH FLOW FROM OPERATING ACTIVITES:
Net Loss for the Period	$(18,884)	$(4,225,000)
Adjustments to reconcile net loss to net cash
used by operating activities:
Shares Issued for Services		4,222,000
Services Contributed	3,000	3,000
Changes in Operating Assets and Liabilities:
Increase in Accounts Payable & Accrued Expenses	884
Net Cash (Used) in Operating Activities	(15,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Note Payable	15,000	-
Net Cash Provided by Financing Activities	15,000	-

Net (Decrease) Increase in Cash	-	-
Cash at Beginning of Period	-	-
Cash at End of Period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Franchise and Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AMOGEAR, INC.
(FKA Kitcher Resources, Inc.)
STATEMENTS OF STOCKHOLDERS DEFICIT

			Additional
	Common	Common	Paid in	Accumulated
	Shares	Stock	Capital	Deficit	Total

Balance January 31, 2010	1,500	$2	$81,998	$(83,700)	$(1,700)

Services Contributed	-	-	12,000	-	12,000
Net Loss for the year	-	-	-	(12,000)	(12,000)
Balance January 31, 2011	1,500	2	93,998	(95,700)	(1,700)

Stock issued for services	2,000	2	11,998	-	12,000
Rounding	5	-	-	-	-
Net Loss for the year	-	-	-	(55,619)	(55,619)
Balance January 31, 2012	3,505	4	105,996	(151,319)	(45,319)

Services Contributed			12,000		12,000
Stock issued for services	42,220,004	42,220	4,179,780		4,222,000
Loss for the year				(4,234,000)	(4,234,000)
Balance January 31, 2013	42,223,509	$42,224	$4,297,776	$(4,385,319)	$(45,319)

Services Contributed			3,000		3,000
Stock issued for services					-
Loss for the Three Months ended April 30				(18,884)	(18,884)
Balance April 30, 2013	42,223,509	$42,224	$4,300,776	$(4,404,203)	$(61,203)

The accompanying notes are an integral part of these financial statements.

AMOGEAR, INC.
 (F/K/A KITCHER RESOURCES, INC.)
NOTES TO FINANCIAL STATEMENTS
  APRIL 30, 2013

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at April 30, 2013.

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

Our federal and state income tax returns are open for fiscal years ending on or after January 31, 2007. We are not under examination by any jurisdiction for any tax year. At April 30, 2013 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

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

In June 2011, FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income - ASU 2011-05. Current US GAAP allows companies to present the components of comprehensive income as a part of the statement of changes in stockholders' equity. This ASU eliminates that option. in this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income This ASU is effective interim and annual periods beginning after December 15, 2011.  This ASU should be applied retrospectively. There are no specific transition disclosures

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

Net deferred tax assets consist of the following components as of January 31, 2013.

	2013	2012
Deferred Tax Assets:
NOL Carryover	$163,319	$151,319
Related party accrual	-	-
Payroll accrual	-	-
Deferred tax liabilities:
Depreciation	-	-
Less valuation allowance	(163,319)	(151,319)
Net deferred tax assets	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended January 31, due to the following:

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

NOTE 7- RELATED PARTY TRANSACTIONS

Due Related Parties

Amounts due related parties consist of corporate reinstatement expenses and prior obligations paid by affiliates prior to the establishment of a bank account. Such items totaled $56,669 at April 30, 2013. The corresponding note is payable upon demand. Interest has been imputed at 6% per annum and is shown on the balance sheet under accounts payable and accrued expenses and on the statement of operations under a separate category, interest.

Fair value of services

The principal stockholder provided, without cost to the Company, his services, valued at $800 per month and also provided, without cost to the Company, office space valued at $200 per month, which totaled $12,000 for the years ended January 31, 2013 and $3,000 for the (3) months ended April 30, 2013.  The total of these expenses was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

Results of Operation

Three Month Period Ended April 30, 2013 Compared to Three Month Period Ended April 30, 2012.

For the three months ended April 30, 2013, we incurred a loss of ($18,884) compared to a loss of ($4,225,000) for the three months ended April 30, 2012, We generated no revenue for the three month periods ended April 30, 2013 and April 30, 2012, respectively.

During the three month period ended April 30, 2013, we incurred operating expenses of $18,000 compared to $4,225,000 incurred during the three month period ended April 30, 2012, a decrease of $4,207,000.  The operating expenses incurred during the three months ended April 30, 2013 consisted of: (i) $15,000 (2012: $-0-) in professional fees; (ii) $-0- (2012: $4,222,000) in valuation of stock issued for services; and (iii) $3,000 (2012: $3,000) in general and administrative. See Part II. Item 3.

Our operating loss during the three month period ended April 30, 2013 was ($18,000) compared to an operating loss of ($4,225,000) during the three month period ended April 30, 2012.

During the three month period ended April 30, 2013, we incurred $884 (2012: $-0-) in interest expense.

Therefore, our net loss during the three month period ended April 30, 2013 was ($18,884) or ($0.00) per share compared to a net loss of ($4,225,000) or ($0.46) per share during the three month period ended April 30, 2012. The weighted average number of shares outstanding was 42,223,509 for the three month period ended April 30, 2013 compared to 9,111,858 for the three month period April 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended April 30, 2013

As of April 30, 2013, our current assets were $0 and our current liabilities were $61,203, which resulted in a working capital deficit of $61,203. As of April 30, 2013, our total assets were $-0-. As of April 30, 2013, our total liabilities were $61,203 comprised entirely of current liabilities.

Stockholders’ deficit was ($61,203) as of April 30, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities due to a lack of a source of revenues. For the three month period ended April 30, 2013, net cash flows used in operating activities was $15,000. Net cash flows used in operating activities consisted primarily of a net loss of $18,884, which was adjusted by $3,000 for services contributed and changed by an increase of $884 in accounts payable and accrued expenses.

Cash Flows from Investing Activities

For the three month periods ended April 30, 2013 and 2012, net cash flows related to investing activities was $0.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the three month periods ended April 30, 2013, net cash flows provided from financing activities was $15,000 resulting from an increase in note payable.

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

GOING CONCERN

The independent auditors' report accompanying our January 31, 2013 and January 31, 2012 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

ITEM IV. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of April 30, 2013 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  We identified a material weakness in our internal control over financial reporting primarily attributable to limited accounting and SEC reporting expertise within the Company. Due to our developmental stage, we have limited financial ability to remedy this staffing deficiency at this time.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date of this Quarterly Report, we are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

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
_________________
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

AMOGEAR INC.

Dated: June 13, 2013	By:	/s/ Richard Brutti
Richard Brutti, President/Chief
Executive Officer

Dated: June 13, 2013	By:	/s/ Richard Brutti
Richard Brutti, Chief Financial Officer