Form 10-Q
period 2013-07-31
Amogear Inc.
filed 2013-09-12
CIK 1392875

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of September 12, 2013
Common Stock, $0.001	42,223,509

AMOGEAR INC.

Form 10-Q

ITEM 1. FINANCIAL STATEMENTS

AMOGEAR, INC.
(FKA Kitcher Resources, Inc.)
BALANCE SHEETS

	July 31, 2013	January 31, 2013

Assets:
Current Assets
Cash	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

Liabilities:
Current Liabilities
Accrued Expenses	$5,583	$3,650
Note Payable Related Party	$69,919	$41,669
Total Current Liabilities	75,502	45,319

Stockholders' Equity (Deficit):
Common Stock par value .001 authorized 75,000,000
shares, Issued and outstanding 42,223,509 and 42,223,509 shares	42,224	42,224
Additional Paid in Capital	4,303,776	4,297,776
Retained Deficit	(4,421,502)	(4,385,319)
Total Stockholders' Deficit	(75,502)	(45,319)

Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

AMOGEAR, INC.
(FKA Kitcher Resources, Inc.)
STATEMENTS OF OPERATIONS

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2013	2012	2013	2012

Sales	$-	$-	-	-
Cost of Goods Sold	-	-

Gross Margin	-	-	-	-

Operating Expenses:
Professional Fees	13,250		28,250
Stock for Services		-		4,222,000
General and Administrative	3,000	3,000	6,000	6,000
Operating Expenses	16,250	3,000	34,250	4,228,000

Operating (Loss)	(16,250)	(3,000)	(34,250)	(4,228,000)

Interest Expense	1,049	-	1,933	-

Loss Before Taxes	(17,299)	(3,000)	(36,183)	(4,228,000)

Provisions for Income Tax	-	-	-	-

Net Loss	$(17,299)	$(3,000)	(36,183)	(4,228,000)

Loss per Share, Basic & Diluted	$(0.00)	$(0.00)	(0.00)	(0.10)

Weighted Average Shares Outstanding	42,223,509	42,223,509	42,223,509	42,223,509

The accompanying notes are an integral part of these financial statements.

AMOGEAR, INC.
(FKA Kitcher Resources, Inc.)
STATEMENTS OF CASH FLOWS

	For the Six Months Ended July 31,
	2013	2012
CASH FLOW FROM OPERATING ACTIVITES:
Net Loss for the Period	$(36,183)	$(4,228,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Shares Issued for Services		4,222,000
Services Contributed	6,000	6,000
Changes in Operating Assets and Liabilities:
Increase in Accounts Payable & Accrued Expenses	1,933
Net Cash (Used) in Operating Activities	(28,250)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Note Payable	28,250	-
Net Cash Provided by Financing Activities	28,250	-

Net (Decrease) Increase in Cash	-	-
Cash at Beginning of Period	-	-
Cash at End of Period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Franchise and Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AMOGEAR, INC.
(FKA Kitcher Resources, Inc.)
STATEMENTS OF STOCKHOLDERS DEFICIT

			Additional
	Common	Common	Paid in	Accumulated
	Shares	Stock	Capital	Deficit	Total

Balance January 31, 2010	1,500	$2	$81,998	$(83,700)	$(1,700)

Services Contributed	-	-	12,000	-	12,000
Net Loss for the year	-	-	-	(12,000)	(12,000)
Balance January 31, 2011	1,500	2	93,998	(95,700)	(1,700)

Stock issued for services	2,000	2	11,998	-	12,000
Rounding	5	-	-	-	-
Net Loss for the year	-	-	-	(55,619)	(55,619)
Balance January 31, 2012	3,505	4	105,996	(151,319)	(45,319)

Services Contributed			12,000		12,000
Stock issued for services	42,220,004	42,220	4,179,780		4,222,000
Loss for the year				(4,234,000)	(4,234,000)
Balance January 31, 2013	42,223,509	$42,224	$4,297,776	$(4,385,319)	$(45,319)

Services Contributed			6,000		6,000
Stock issued for services					-
Loss for the Six Months ended July 31				(36,183)	(36,183)
Balance July 31, 2013	42,223,509	$42,224	$4,303,776	$(4,421,502)	$(75,502)

The accompanying notes are an integral part of these financial statements.

AMOGEAR, INC.
 (F/K/A KITCHER RESOURCES, INC.)
NOTES TO FINANCIAL STATEMENTS
  JULY 31, 2013

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Organizational Background: Amogear, Inc. (f/k/a Kitcher Resources, Inc.) (the “Company” or "Amogear"), was originally incorporated on December 26, 2006 in the state of Nevada. In 2008 we ceased operations and have not engaged in any material business operations since that time.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at July 31, 2013.

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

Our federal and state income tax returns are open for fiscal years ending on or after January 31, 2007. We are not under examination by any jurisdiction for any tax year. At July 31, 2013 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

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

NOTE 3 - INCOME TAXES

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

NOTE 4 - COMMITMENTS

The Company is not a party to any leases and does not have any commitments

NOTE 5 - STOCKHOLDERS’ EQUITY

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

NOTE 7- RELATED PARTY TRANSACTIONS

Due Related Parties

Amounts due related parties consist of corporate reinstatement expenses and prior obligations paid by affiliates prior to the establishment of a bank account. Such items totaled $69,919 at July 31, 2013. The corresponding note is payable upon demand. Interest has been imputed at 6% per annum and is shown on the balance sheet under accounts payable and accrued expenses and on the statement of operations under a separate category, interest.

Fair value of services

The principal stockholder provided, without cost to the Company, his services, valued at $800 per month and also provided, without cost to the Company, office space valued at $200 per month, which totaled $12,000 for the years ended January 31, 2013 and $6,000 for the (6) months ended July 31, 2013. The total of these expenses was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

As disclosed in note 4 the Company issued 40,000,000 shares to its President and 2,220,000 shares to an entity which had advanced $69,919 detailed above.

NOTE 8 - SUBSEQUENT EVENTS

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

Results of Operation

Six Month Period Ended July 31, 2013 Compared to Six Month Period Ended July 31, 2012.

For the six months ended July 31, 2013, we incurred a loss of ($36,183) compared to a loss of ($4,228,000) for the six months ended July 31, 2012, We generated no revenue for the six month periods ended July 31, 2013 and July 31, 2012, respectively.

During the six month period ended July 31, 2013, we incurred operating expenses of $34,250 compared to $4,228,000 incurred during the six month period ended July 31, 2012, a decrease of $4,193,750.  The operating expenses incurred during the six months ended July 31, 2013 consisted of: (i) $28,250 (2012: $-0-) in professional fees; (ii) $-0- (2012: $4,222,000) in valuation of stock issued for services; and (iii) $6,000 (2012: $6,000) in general and administrative. See Part II. Item 3.

Our operating loss during the six month period ended July 31, 2013 was ($34,250) compared to an operating loss of ($4,228,000) during the six month period ended July 31, 2012.

During the six month period ended July 31, 2013, we incurred $1,933 (2012: $-0-) in interest expense.

Therefore, our net loss during the six month period ended July 31, 2013 was ($36,183) or ($0.00) per share compared to a net loss of ($4,228,000) or ($0.10) per share during the six month period ended July 31, 2012. The weighted average number of shares outstanding was 42,223,509 for the six month periods ended July 31, 2013 and July 31, 2012, respectively.

Three Month Period Ended July 31, 2013 Compared to Three Month Period Ended July 31, 2012.

For the three months ended July 31, 2013, we incurred a loss of ($14,299) compared to a loss of ($3,000) for the three months ended July 31, 2012, We generated no revenue for the three month periods ended July 31, 2013 and July 31, 2012, respectively.

During the three month period ended July 31, 2013, we incurred operating expenses of $13,250 compared to $3,000 incurred during the three month period ended July 31, 2012, an increase of $10,250. The operating expenses incurred during the three months ended July 31, 2013 consisted of: (i) $10.250 (2012: $-0-) in professional fees; and (ii) $3,000 (2012: $3,000) in general and administrative.

Our operating loss during the three month period ended July 31, 2013 was ($14,299) compared to an operating loss of ($3,000) during the three month period ended July 31, 2012.

During the three month period ended July 31, 2013, we incurred $1,049 (2012: $-0-) in interest expense.

Therefore, our net loss during the three month period ended July 31, 2013 was ($14,299) or ($0.00) per share compared to a net loss of ($3,000) or ($0.00) per share during the three month period ended July 31, 2012. The weighted average number of shares outstanding was 42,223,509 for the three month periods ended July 31, 2013 and July 31, 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended July 31, 2013

As of July 31, 2013, our current assets were $0 and our current liabilities were $75,502, which resulted in a working capital deficit of $75,502. As of July 31, 2013, our total assets were $-0-. As of July 31, 2013, our total liabilities were $75,502 comprised entirely of current liabilities. As of July 31, 2013, current liabilities consisted of: (i) $5,583 in accrued expenses; and (ii) $69,919 in note payable related party.

Stockholders’ deficit was ($75,502) as of July 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities due to a lack of a source of revenues. For the six month period ended July 31, 2013, net cash flows used in operating activities was $25,250. Net cash flows used in operating activities consisted primarily of a net loss of $33,183, which was adjusted by $6,000 for services contributed and changed by an increase of $1,933 in accounts payable and accrued expenses.

Cash Flows from Investing Activities

For the six month periods ended July 31, 2013 and 2012, net cash flows related to investing activities was $0.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the six month period ended July 31,2013, net cash flows provided from financing activities was $15,000 resulting from an increase in note payable.

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

None.

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

ITEM IV. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of July 31, 2013 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  We identified a material weakness in our internal control over financial reporting primarily attributable to limited accounting and SEC reporting expertise within the Company. Due to our developmental stage, we have limited financial ability to remedy this staffing deficiency at this time.

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

AMOGEAR INC.

Dated: September 12, 2013	By:	/s/ Richard Brutti
Richard Brutti, President/Chief
Executive Officer

Dated: September 12, 2013	By:	/s/ Richard Brutti
Richard Brutti, Chief Financial Officer