Form 10-Q
period 2013-10-31
Amogear Inc.
filed 2013-12-16
CIK 1392875

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of December 16, 2013
Common Stock, $0.001	57,003,509

AMOGEAR INC.

Form 10-Q

ITEM 1. FINANCIAL STATEMENTS

AMOGEAR, INC.
(FKA Kitcher Resources, Inc.)
BALANCE SHEETS

	October 31,	January 31,
	2013	2013
Assets:
Current Assets
Cash	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

Liabilities:
Current Liabilities
Accrued Expenses	$5,218	$3,650
Note Payable Related Party	$73,569	$41,669
Total Current Liabilities	78,787	45,319

Stockholders' Equity (Deficit):
Common Stock par value .001 authorized 75,000,000
shares issued and outstanding 57,003,509 and 42,223,509 respectively	57,004	42,224
Additional Paid in Capital	4,293,474	4,297,776
Retained Deficit	(4,429,265)	(4,385,319)
Total Stockholders' Deficit	(78,787)	(45,319)

Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

AMOGEAR, INC.
(FKA Kitcher Resources, Inc.)
STATEMENTS OF OPERATIONS

	For the three months ended October 31,
	2013	2012
Sales	$-	$-
Cost of Goods Sold	-	-

Gross Margin	-	-

Operating Expenses:
Professional Fees	3,650
Stock for Services	-	-
General and Administrative	3,000	3,000
Operating Expenses	6,650	3,000

Operating (Loss)	(6,650)	(3,000)

Interest Expense	1,113	-

Loss Before Taxes	(7,763)	(3,000)

Provisions for Income Tax	-	-

Net Loss	$(7,763)	$(3,000)

Loss per Share, Basic & Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	42,705,465	42,223,509

The accompanying notes are an integral part of these financial statements.

AMOGEAR, INC.
(FKA Kitcher Resources, Inc.)
STATEMENTS OF STOCKHOLDERS DEFICIT

			Additional
	Common	Common	Paid in	Accumulated
	Shares	Stock	Capital	Deficit	Total
Balance January 31, 2010	1,500	$2	$81,998	$(83,700)	$(1,700)

Services Contributed	-	-	12,000	-	12,000
Net Loss for the year	-	-	-	(12,000)	(12,000)
Balance January 31, 2011	1,500	2	93,998	(95,700)	(1,700)

Stock issued for services	2,000	2	11,998	-	12,000
Rounding	5	-	-	-	-
Net Loss for the year	-	-	-	(55,619)	(55,619)
Balance January 31, 2012	3,505	4	105,996	(151,319)	(45,319)

Services Contributed			12,000		12,000
Stock issued for services	42,220,004	42,220	4,179,780		4,222,000
Loss for the year				(4,234,000)	(4,234,000)
Balance January 31, 2013	42,223,509	$42,224	$4,297,776	$(4,385,319)	$(45,319)

Services Contributed			9,000		9,000
Stock issued for debt	14,780,000	14,780	(13,302)		1,478
Loss for the nine months ended October 31, 2013				(43,946)	(43,946)
Balance October 31, 2013	57,003,509	$57,004	$4,293,474	$(4,429,265)	$(78,787)

The accompanying notes are an integral part of these financial statements.

AMOGEAR, INC.
(FKA Kitcher Resources, Inc.)
STATEMENTS OF CASH FLOWS

	For the Nine Months Ended October 31,
	2013	2012
CASH FLOW FROM OPERATING ACTIVITES:
Net Loss for the Period	$(43,946)	$(4,231,000)
Adjustments to reconcile net loss to net cash
used by operating activities:
Shares Issued for Services	-	4,222,000
Services Contributed	9,000	9,000
Changes in Operating Assets and Liabilities:
Increase in Accounts Payable & Accrued Expenses	3,046
Net Cash (Used) in Operating Activities	(31,900)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Note Payable	31,900	-
Net Cash Provided by Financing Activities	31,900	-

Net (Decrease) Increase in Cash	-	-
Cash at Beginning of Period	-	-
Cash at End of Period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Franchise and Income Taxes	$-	$-

Shares issued for debt	$1,478	$-

The accompanying notes are an integral part of these financial statements.

AMOGEAR, INC.
 (F/K/A KITCHER RESOURCES, INC.)
NOTES TO FINANCIAL STATEMENTS
  OCTOBER 31, 2013

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at October 31, 2013.

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

NOTE 3- INCOME TAXES

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

NOTE 4- COMMITMENTS

The Company is not a party to any leases and does not have any commitments

NOTE 5- STOCKHOLDERS’ EQUITY

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

On October 29, 2013 the Company issued 14,780,000 shares for debt originally incurred in 2009 owing to a transfer agent ,which was bought by a related party. The 14,780,000 shares reduced the debt by $1,478.

Stock Options

There are no employee or non-employee option grants.

NOTE 6- RELATED PARTY TRANSACTIONS

Due Related Parties

Amounts due related parties consist of corporate reinstatement expenses and prior obligations paid by affiliates prior to the establishment of a bank account. Such items totaled $73,569 at October 31, 2013. The corresponding note is payable upon demand. Interest has been imputed at 6% per annum and is shown on the balance sheet under accounts payable and accrued expenses and on the statement of operations under a separate category, interest.

Fair value of services

The principal stockholder provided, without cost to the Company, his services, valued at $800 per month and also provided, without cost to the Company, office space valued at $200 per month, which totaled $12,000 for the years ended January 31, 2013 and $9,000 for the (9) months ended October 31, 2013. The total of these expenses was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

As disclosed in note 4 the Company issued 40,000,000 shares to its President and 2,220,000 shares to an entity which had advanced $73,569 detailed above.

On October 29, 2013 the Company issued 14,780,000 shares to a related party who had purchased debt of $1,700. The debt was originally incurred in 2009 and its conversion date had expired. The Company converted this debt at an amount below par which was .0001 per share.

NOTE 7- SUBSEQUENT EVENTS

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

Results of Operation

Nine Month Period Ended October 31, 2013 Compared to Nine Month Period Ended October 31, 2012.

For the nine months ended October 31, 2013, we incurred a net loss of ($43,946) compared to a loss of ($4,231,000) for the nine months ended October 31, 2012. We generated no revenue for the nine month periods ended October 31, 2013 and October 31, 2012, respectively.

During the nine month period ended October 31, 2013, we incurred operating expenses of $40,900 compared to $4,231,000 incurred during the nine month period ended October 31, 2012, a decrease of $4,190,100.  The operating expenses incurred during the nine months ended October 31, 2013 consisted of: (i) $31,900 (2012: $-0-) in professional fees; (ii) $-0- (2012: $4,222,000) in valuation of stock issued for services; and (iii) $9,000 (2012: $9,000) in general and administrative. See Part II. Item 3.

Our operating loss during the nine month period ended October 31, 2013 was ($40,900) compared to an operating loss of ($4,231,000) during the nine month period ended October 31, 2012.

During the nine month period ended October 31, 2013, we incurred $3,046 (2012: $-0-) in interest expense.

Therefore, our net loss during the nine month period ended October 31, 2013 was ($423,946) or ($0.00) per share compared to a net loss of ($4,231,000) or ($0.10) per share during the nine month period ended October 31, 2012. The weighted average number of shares outstanding was 42,223,509 for the nine month periods ended October 31, 2013 and October 31, 2012, respectively.

Three Month Period Ended October 31, 2013 Compared to Three Month Period Ended October 31, 2012.

For the three months ended October 31, 2013, we incurred a loss of ($7,763) compared to a loss of ($3,000) for the three months ended October 31, 2012. We generated no revenue for the three month periods ended October 31, 2013 and October 31, 2012, respectively.

During the three month period ended October 31, 2013, we incurred operating expenses of $6,650 compared to $3,000 incurred during the three month period ended October 31, 2012, an increase of $3,650. The operating expenses incurred during the three months ended October 31, 2013 consisted of: (i) $3,650 (2012: $-0-) in professional fees; and (ii) $3,000 (2012: $3,000) in general and administrative.

Our operating loss during the three month period ended October 31, 2013 was ($6,650) compared to an operating loss of ($3,000) during the three month period ended October 31, 2012.

During the three month period ended October 31, 2013, we incurred $1,113 (2012: $-0-) in interest expense.

Therefore, our net loss during the three month period ended October 31, 2013 was ($7,763) or ($0.00) per share compared to a net loss of ($3,000) or ($0.00) per share during the three month period ended October  31, 2012. The weighted average number of shares outstanding was 42,705,465 for the three month period ended October 31, 2013 and 42,223,509 for the three month period ended October 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended October 31, 2013

As of October 31, 2013, our current assets were $0 and our current liabilities were $78,787, which resulted in a working capital deficit of $78,787. As of October 31, 2013, our total assets were $-0-. As of October 31, 2013, our total liabilities were $78,767 comprised entirely of current liabilities. As of October 31, 2013, current liabilities consisted of: (i) $5,218 in accrued expenses; and (ii) $73,569 in note payable related party.

Stockholders’ deficit was ($78,787) as of October 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities due to a lack of a source of revenues. For the nine month period ended October 31, 2013, net cash flows used in operating activities was $31,900. Net cash flows used in operating activities consisted primarily of a net loss of $43,946, which was adjusted by $9,000 for services contributed and changed by an increase of $3,046 in accounts payable and accrued expenses.

Cash Flows from Investing Activities

For the nine month periods ended October 31, 2013 and 2012, net cash flows related to investing activities was $0.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the nine month period ended October 31,2013, net cash flows provided from financing activities was $31,900 resulting from an increase in note payable.

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

ITEM IV. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of October 31, 2013 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  We identified a material weakness in our internal control over financial reporting primarily attributable to limited accounting and SEC reporting expertise within the Company. Due to our developmental stage, we have limited financial ability to remedy this staffing deficiency at this time.

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

ITEM IA. RISK FACTORS

No report required

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

On October 29, 2013, we issued an aggregate of 14,780,000 shares of our restricted common stock in settlement of an aggregate amount of $1,700 due and owing to our transfer agent (the "Debt"). The Debt was bought by three separate related third parties, which reduced the Debt to $1,478. The related third parties elected to convert the Debt into 14,780,000 shares of our restricted common stock. The shares were issued in a private transaction to one U. S. resident in reliance on Section 4(2) under the United States Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The related third parties acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

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

AMOGEAR INC.

Dated: December 16, 2013	By:	/s/ Richard Brutti
Richard Brutti,
President/Chief Executive Officer

Dated: December 16, 2013	By:	/s/ Richard Brutti
Richard Brutti,
Chief Financial Officer